Form 10-K
period 1993-10-31
COMMERCIAL INTERTECH CORP
filed 1994-01-26
CIK 22470

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 1993

                           COMMISSION FILE NO. 0-588

                           COMMERCIAL INTERTECH CORP.
             (Exact name of registrant as specified in its charter)

           Ohio                                        34-0159880
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

1775 Logan Avenue, Youngstown, Ohio                 44501
(Address of principal executive offices)            (Zip Code)

                                 (216) 746-8011
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      COMMON STOCK, PAR VALUE $1 PER SHARE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
Yes  X     No
    ----     ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of January 3, 1994, 10,030,310 common shares were outstanding, and the aggregate market value of the common shares (based upon the last price on that date) was approximately $194,337,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K.

         Notice of Annual Meeting of Shareholders March 23, 1994 and Proxy Statement filed December 27, 1993 and as amended January 26, 1994. . . . . . . . . . . . . Part III, Items 10-13
                                                  Part IV, Item 14

         The exhibit index is located on page 55.

                                     Part I

ITEM I.  BUSINESS

         (a)   General development of business:

         Commercial Intertech Corp. (formerly Commercial Shearing, Inc.) was incorporated in Ohio in 1920. The Company is engaged in the design, manufacture and sale of products in three groups: hydraulic components, fabricated metal products, and fluid purification products. In January 1986, the Company acquired Cuno, Incorporated ("Cuno"), a manufacturer of fluid purification products. Before that acquisition, hydraulic components and fabricated metal products accounted for all of the Company's business.


         (b)   Financial information about industry segments:

         See Note I of the Notes to Consolidated Financial Statements on pages 43-45.

         (c)   Narrative description of business:

HYDRAULIC COMPONENTS

         Hydraulic components consist primarily of gear pumps and motors, control valves and telescopic cylinders for use generally on heavy-duty mobile equipment such as dump trucks, cranes, bulldozers, front-end loaders, backhoes and mining machines. Other products manufactured by the Company include hydraulic test equipment for military and industrial applications, hydraulic steer transmissions for military vehicles, mobile electrical power generators, hydraulic tilt and trim mechanisms for recreational boating and axial piston pumps and motors for industrial and marine applications. The Company's gear pumps and motors, control valves and telescopic cylinders are sold primarily to original equipment manufacturers by the Company's hydraulic sales organization consisting of approximately 65 persons in the United States and Canada and approximately 45 persons outside North America. A portion of the Company's sales is made to independent distributors for resale primarily to the replacement market.

         The Company acquired the assets of Kenart EMC, Inc., formerly doing business as Teknar EMC, Inc. in February, 1991. Teknar manufactures a line of electronic motion control products. The Company relocated Teknar operations to an existing production facility in Minneapolis, Minnesota.

         The Company acquired Cylinder City, Inc., a manufacturer and marketer of hydraulic cylinders located in Minneapolis, Minnesota in June, 1990. At the time of acquisition, the cylinders, primarily for refuse and dump body trucks, were sold principally to the repair and replacement aftermarket. Presently, cylinders are primarily sold to original equipment manufacturers.

         The Company acquired Kontak Hydraulics Ltd., a manufacturer of a line of oil hydraulic control valves located in Grantham, England, in September, 1989. The control valves, primarily for mobile equipment, augment a range of similar valves manufactured in the United States by Commercial.

         The Company believes that it is the largest supplier of gear pumps and is among the leading single-source suppliers of hydraulic components for mobile equipment in the United States. The market for hydraulic components is highly competitive and is presently affected by the existence of excess industry capacity.

METAL PRODUCTS

         The metal products operations consist of two units: metal stampings and Astron (pre-engineered metal buildings). The Company produces custom and standard metal stampings, including tank ends and a wide variety of other stamped steel products, such as wheels for tracked vehicles, components for railcar brake activators, couplings and covers for mechanical power transmission applications, large circuit breaker covers, and enclosures serving many purposes. The sales and marketing activities for metal stampings are conducted in North America with exports to Pacific Rim and South America by a sales organization of approximately 20 persons. The metal stamping unit faces intense competition from domestic companies that may have lower costs. Additionally, standard products are offered for sale from five (5) fast service distribution centers in Dallas, Texas; Atlanta, Georgia; Chicago, Illinois, Hagerstown, Maryland and Youngstown, Ohio.

         Astron, the European market leader in Metal Building Systems produces single and multi story buildings that serve as aircraft hangars, indoor athletic facilities, automobile showrooms, supermarkets, factories and warehouses. Astron buildings are sold throughout the twelve countries of the European Economic Community, in Scandinavia and in Eastern Europe, as well as South Korea. This division developed its own computerized building proposal system, known as Cyprion, that tailors buildings to customers' precise dimension and design requirements. Through Cyprion, Astron's more than 400 qualified builder/dealers can provide pricing and building plans in a fraction of traditional architectural time. The builder/dealers are supported by Astron's sales force of nearly 75 persons.

         Astron has entered a joint venture with Arbed, Europe's fifth largest steel producer, to offer multistory steel buildings. In addition, in 1992 the Astron Division licensed Geoyang Development Co., Ltd. of South Korea, to manufacture, sell and erect Astron buildings in Korea. Geoyang will also cooperate with the Company's Singapore sales company for marketing and manufacturing throughout the Pacific Rim.

FLUID PURIFICATION PRODUCTS

        The fluid purification group operates worldwide with two major divisions: process and consumer. The process division manufactures a broad range of filtration products for general and fine filtration applications. The general filtration product line includes gradient density cartridges made from resin impregnated fibers and cartridges made from thermally bonded synthetic bicomponent fibers, as well as cleanable metal filter products. The general filtration products are used extensively in chemical, petrochemical, paint and coatings industrial applications, as well as in prefiltration and service applications for the food, beverage, utility and pharmaceutical industries.
The fine filtration product line provides critical filtration and separation performance primarily to the food, beverage, electronics, diagnostic, biotechnology, medical and pharmaceutical markets. The fine filtration products range from ZetaPlus(R) charge modified felted depth filters to membrane filters which are made of nylon, polypropylene and polytetrafluorethylene materials. The general and fine filtration product lines are complemented by a broad line of metal and plastic housings, which are the pressure vessels that hold filters. The process housing line includes products made of plastic, carbon steel and stainless steel, and is capable of meeting sophisticated customer demands for sanitary, crevice free and even mirror-like 10RA finishes. In December 1991 the Company acquired Bioken Separations, Inc., a start-up supplier of crossflow systems and ultrafiltration membranes. This acquisition adds significant new technology which services the group's principal markets of paint, chemical, industrial, pharmaceutical, food and beverage.

         The consumer division is principally involved in manufacturing products that purify water for drinking. The consumer filtration product line consists of a variety of filter cartridges with capabilities which include similar products to the process resin impregnated and bicomponent fiber products, as well as carbon cartridges. The reverse osmosis product line, though principally focused on drinking water, has made inroads into certain commercial or industrial niche applications, such as lithography, car washes and food service. The drinking water product range includes drinking water systems for fast food restaurant chains, ice maker filters for appliances, point of use countertop or under-the-counter filters or reverse osmosis systems and whole house filter systems. The acquisition of Water Factory Systems, a manufacturer of residential, commercial and industrial reverse osmosis systems, brought expanded production and technical capabilities to the consumer division.

         The Company believes that it is one of the leading suppliers of general process filtration products. This industry is characterized by a limited number of major suppliers including Pall Corporation, subsidiaries of divisions of Parker Hannifin Corporation and MEMTEC. The fine filtration market is served by certain major competitors, with Pall Corporation and Millipore Corporation being the most significant. Cuno's fine filtration depth filter cartridges hold a leadership position in the market, and although its membrane product line holds a relatively small market share its sales are increasing. The consumer division's principal competitor is Ametek Corporation. Consumer has long been a leading supplier to the plumbing wholesale channel, and has been gaining penetration in the food service, OEM and direct marketing segments of the business. Consumer has a modest position in the retail trade with a split between specialty water quality dealers or kitchen and bath shops. In the food service market, a unit of Culligan is the leading supplier.

         Process filtration products are marketed in the United States by a group of independent distributors, most of which have been distributing these products for at least 16 years. In the international market, sales are made either directly or through approximately 100 distributors in 75 countries. The consumer market is reached by a combination of Company sales personnel and a significant number of distributors and wholesalers, as well as through OEM relationships.

MANUFACTURING

         The Company manufactures hydraulic products in 14 plants and metal products in three plants worldwide. The Company's hydraulic manufacturing operation is highly integrated and the Company purchases few components from independent suppliers. The Company has developed tooling for a substantial number of its fabricated metal products, which enables a reduction in the costs and time of manufacturing. Cuno maintains five manufacturing facilities in the
United States and five   manufacturing facilities abroad.  The manufacture of
the Cuno fluid purification products employs numerous proprietary processes.

RESEARCH AND PRODUCT DEVELOPMENT

         The Company conducts research and development primarily in its hydraulics and fluid purification product groups. In fiscal 1993 the Company expended $4,914,000 for research and development of various hydraulic products as compared to $5,986,000 and $4,532,000 in 1992 and 1991, respectively. The Company expended $1,794,000 for research and development for fluid purification products during 1993, $2,059,000 in 1992 and $1,675,000 in 1991. The Company
intends to continue substantial expenditures on research and development in this area in order to bring developmental products to market.

PATENTS AND TRADEMARKS

         The Company currently holds registered trademarks and patents associated with certain existing products and has filed applications for additional patents covering certain of its newer products. Although the Company considers patents and trademarks significant factors in all of its businesses, it does not consider the ownership of patents essential to the operation of its hydraulic components and metal products groups. The Company relies on product quality and features, the strength of its marketing and distribution network and on new product introductions rather than on its existing patents to protect and improve its market position in the hydraulic components and metal products groups. Cuno currently holds numerous patents, has others pending and has registered its trademarks. Cuno considers many of these patents and trademarks important to its business.

SEASONALITY

         Because sales of certain hydraulic components and pre-engineered metal buildings are related to the construction industry, this portion of the Company's business is affected by the seasonality of that industry.

EMPLOYEES

         The Company employs approximately 3,720 full-time employees worldwide. The Company believes that its labor relations are generally satisfactory.

BACKLOG

         The backlog of orders believed to be firm at the end of fiscal 1993 was approximately $107,000,000. Backlogs at the end of fiscal years 1992 and 1991 were $111,000,000 and $131,000,000, respectively. Registrant expects a substantial portion of its order backlog at the end of 1993 will be shipped during fiscal 1994.

         (d) Financial information about foreign and domestic operations and export sales.

         See Note I - Segment Reporting - of the Notes to Consolidated Financial Statement on pages 43-45.

ITEM 2.  PROPERTIES


         The principal plants of the Registrant and its subsidiaries by industry segments are located in:

         Owned:
         -----
         Hydraulic Components             Metal Products
         --------------------             --------------
         Youngstown, Ohio                 Youngstown, Ohio
         Hicksville, Ohio                 Diekirch, Luxembourg
         Kings Mountain, N. Carolina      Orange, California
         Benton, Arkansas
         Mairinque, Brazil                       Fluid
         Lamadelaine, Luxembourg          Purification Products
         Grantham, England                ---------------------
         Liverpool, England               Meriden, Connecticut
         Minneapolis, Minnesota           Stafford Springs, Connecticut
         Port Melbourne, Australia        Enfield, Connecticut
         Warwick, England                 Mairinque, Brazil
                                          Blacktown, Australia
                                          Mazeres, Toulouse, France
                                          Chemin du Contre Halage
                                          Les Attaques, Marek, France
                                          Kita-Ibaragi, Japan

         Leased:
         ------
         Hydraulic Components             Metal Products
         --------------------             --------------
         Gloucester, England              Hagerstown, Maryland
         Minneapolis, Minnesota           Chicago, Illinois
                                          Dallas, Texas
                                          Atlanta, Georgia

                                                 Fluid
                                          Purification Products
                                          ---------------------
                                          Irvine, California
                                          Norwood, Massachusetts
                                          Jurong, Singapore

         Properties of Registrant and its subsidiaries are suitably constructed and maintained for their respective uses. Details of liens on property are given in Note B - Long-Term Debt of the Notes to Consolidated Financial Statements on pages 31 and 32 .

ITEM 3.  LEGAL PROCEEDINGS


         As of the date hereof there is no pending litigation of a material nature, other than ordinary routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party or which may affect the income from, title to, or possession of, any of their respective properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding executive officers of the Registrant is presented in Part III below and incorporated here by reference.

                                    PART II

ITEM 5.  COMPANY COMMON STOCK

         The Company's common stock is traded on the New York Stock Exchange under the ticker symbol TEC. The following is the range of high and low sales prices and dividends paid per share for fiscal 1993 and 1992 by quarters.

                                          RANGE OF SALES
                                              PRICES
                                          -------------       DIVIDENTS
                                          HIGH      LOW       PER SHARE
                                          ----      ---       ---------
         1993:
         ---
                 First quarter. . . . .  $21 3/4  $18 3/4        $.17
                 Second quarter . . . .   20 1/4   18 3/4         .17
                 Third quarter. . . . .   21 7/8   18 3/4         .17
                 Fourth quarter . . . .   23 1/4   20             .17
                                                                 ----
                                                                 $.68
                                                                 ====

         1992:
         ---
                 First quarter. . . . .  $19      $15 1/8        $.17
                 Second quarter . . . .   19 5/8   17 1/2         .17
                 Third quarter. . . . .   18 7/8   16 3/4         .17
                 Fourth quarter . . . .   19 5/8   16 3/4         .17
                                                                 ----
                                                                 $.68
                                                                 ====

         As of October 31, 1993 there were 3,866 shareholders of record of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summaries information with respect to the operation of the Company.


(in thousands, except per-share data and ratios)

INCOME DATA - Note A                            1993      1992      1991      1990      1989      1988
                                                ----      ----      ----      ----      ----      ----
  Net sales. . . . . . . . . . . . . . . . .  $448,577  $450,608  $436,961  $453,075  $434,775  $398,666
  Gross profit . . . . . . . . . . . . . . .   129,740   134,301   135,741   139,890   142,147   123,164
  Interest expense . . . . . . . . . . . . .     5,744     6,277     5,881     6,170     6,595     7,309
  Income from continuing operations
     before income taxes . . . . . . . . . .    20,602    23,349    36,215    50,791    44,433    30,586
  Income taxes . . . . . . . . . . . . . . .     6,587     9,304    16,097    23,184    20,314    13,822
  Income from continuing operations. . . . .    14,015    14,045    20,118    27,607    24,119    16,764
  Net income . . . . . . . . . . . . . . . .    14,015    17,436    11,103    27,607     6,730    16,564
  Earnings per share - Note B
     Primary:
        Income from continuing operations. .      1.18       .97      1.39      2.04      2.03      1.51
        Net income . . . . . . . . . . . . .      1.18      1.31       .48      2.04       .57      1.49
     Fully diluted:
        Income from continuing operations. .      1.14       .95      1.31      1.96      1.95      1.45
        Net income . . . . . . . . . . . . .      1.14      1.26       .48      1.96       .57      1.43
  Dividends per share of common stock:
     Cash. . . . . . . . . . . . . . . . . .       .68       .68       .68       .66       .60       .57
     Stock . . . . . . . . . . . . . . . . .        --        --        --        --        --        --

OTHER FINANCIAL DATA - Note A
  Total assets . . . . . . . . . . . . . . .  $347,335  $349,999  $335,062  $361,559  $325,201  $308,388
  Current assets . . . . . . . . . . . . . .   170,965   169,013   158,272   182,466   165,601   151,690
  Less current liabilities - Note D. . . . .   110,199   109,170    92,460   100,824    91,107    80,182
     Net working capital - Note D. . . . . .    60,766    59,843    65,812    81,642    74,494    71,508
  Net plant investment . . . . . . . . . . .   114,981   122,149   120,825   120,888   107,475   102,682
  Gross capital expenditures . . . . . . . .     9,435    14,116    20,097    22,831    17,783     9,995
  Long-term debt . . . . . . . . . . . . . .    78,059    84,392    54,718    69,852    41,481    60,225
  Redeemable preferred stock . . . . . . . .         0         0    38,491    37,594         0         0
  Shareholders' equity . . . . . . . . . . .   122,937   121,849   116,344   130,265   173,045   150,530
  Shareholders' equity per share of common
     stock - Note C. . . . . . . . . . . . .     11.90     12.05     11.77     13.22     13.64     13.61
  Actual number of shares outstanding
     at year-end . . . . . . . . . . . . . .    10,038     9,910     9,791     9,854    12,687    11,057
  Average number of shares outstanding
     during the year . . . . . . . . . . . .    10,064     9,909     9,925    11,329    11,901    11,109
RATIOS - Note A
  Gross profit to net sales. . . . . . . . .     28.9%     29.8%     31.1%     30.9%     32.7%     30.9%
  Income from continuing operations
     to net sales. . . . . . . . . . . . . .      3.1%      3.1%      4.6%      6.1%      5.5%      4.2%
  Effective income tax rate. . . . . . . . .     32.0%     39.8%     44.4%     45.6%     45.7%     45.2%
  Income from continuing operations
     to average shareholders'
     equity. . . . . . . . . . . . . . . . .     11.5%     11.8%     16.3%     18.2%     14.9%     11.8%
  Ratio of current assets to
     current liabilities . . . . . . . . . .    1.55:1    1.52:1    1.68:1    1.78:1    1.80:1    1.87:1
  Ratio of long-term debt to
     shareholders' equity plus
     long-term debt. . . . . . . . . . . . .     38.8%     40.9%     32.0%     34.9%     19.3%     28.6%

(in thousands, except per-share data and ratios)

INCOME DATA - Note A                            1987      1986      1985      1984      1983
                                                ----      ----      ----      ----      ----
  Net sales. . . . . . . . . . . . . . . . .  $321,348  $274,510  $192,186  $204,849  $168,710
  Gross profit . . . . . . . . . . . . . . .    99,641    83,958    54,949    56,278    40,447
  Interest expense . . . . . . . . . . . . .     7,905     7,709     1,959     1,861     2,245
  Income from continuing operations
     before income taxes . . . . . . . . . .    19,265    18,369    16,742    19,313     5,956
  Income taxes . . . . . . . . . . . . . . .     8,041     7,753     8,826     6,620     2,619
  Income from continuing operations. . . . .    11,224    10,616     7,916    12,693     3,337
  Net income . . . . . . . . . . . . . . . .    11,224    10,616     7,916    12,693     3,337
  Earnings per share - Note B
     Primary:
        Income from continuing operations. .      1.02       .97       .72      1.16       .31
        Net income . . . . . . . . . . . . .      1.02       .97       .72      1.16       .31
     Fully diluted:
        Income from continuing operations. .      1.00       .96       .72      1.16       .31
        Net income . . . . . . . . . . . . .      1.00       .96       .72      1.16       .31
  Dividends per share of common stock:
     Cash. . . . . . . . . . . . . . . . . .       .56       .56       .52       .53       .47
     Stock . . . . . . . . . . . . . . . . .        --        --        --        5%        3%

OTHER FINANCIAL DATA - Note A
  Total assets . . . . . . . . . . . . . . .  $280,259  $271,449  $170,396  $157,912  $156,372
  Current assets . . . . . . . . . . . . . .   125,840   118,673   112,042   101,453   100,610
  Less current liabilities - Note D. . . . .    58,972    55,028    44,509    36,604    35,274
     Net working capital - Note D. . . . . .    66,868    63,645    67,533    64,849    65,336
  Net plant investment . . . . . . . . . . .   105,609   105,400    48,446    47,374    49,358
  Gross capital expenditures . . . . . . . .     9,889    13,553     5,739     4,693     8,521
  Long-term debt . . . . . . . . . . . . . .    72,371    83,356     3,922     4,335     4,910
  Redeemable preferred stock . . . . . . . .         0         0         0         0         0
  Shareholders' equity . . . . . . . . . . .   134,678   122,262   114,621   110,269   107,139
  Shareholders' equity per share of common
     stock - Note C. . . . . . . . . . . . .     12.25     11.14     10.47     10.09      9.81
  Actual number of shares outstanding
     at year-end . . . . . . . . . . . . . .    10,991    10,971    10,943    10,925    10,921
  Average number of shares outstanding
     during the year . . . . . . . . . . . .    11,044    10,995    10,936    10,922    10,913

RATIOS - Note A
  Gross profit to net sales. . . . . . . . .     31.0%     30.6%     28.6%     27.5%     24.0%
  Income from continuing operations
     to net sales. . . . . . . . . . . . . .      3.5%      3.9%      4.1%      6.2%      2.0%
  Effective income tax rate. . . . . . . . .     41.7%     42.2%     52.7%     34.3%     44.0%
  Income from continuing operations
     to average shareholders'
     equity. . . . . . . . . . . . . . . . .      8.7%      9.0%      7.0%     11.7%      3.1%
  Ratio of current assets to
     current liabilities . . . . . . . . . .    2.10:1    2.13:1    2.50:1    2.75:1    2.85:1
  Ratio of long-term debt to
     shareholders' equity plus
     long-term debt. . . . . . . . . . . . .     35.0%     40.5%      3.3%      3.8%      4.4%


Note A - Data for fiscal years 1986-1993 have been computed in accordance with Employers' Accounting for Pensions, SFAS No. 87. Fiscal years 1991-1993 have been computed in accordance with Employers' Accounting for Postretirement Benefits Other Than Pensions, SFAS No. 106. Fiscal years 1993 and 1992 have been computed in accordance with Accounting for Income Taxes, SFAS No. 109. Prior years have not been restated.

Note B - Based on weighted average number of shares outstanding adjusted for all subsequent share dividends.

Note C - Based on actual number of shares outstanding at end of period adjusted for all subsequent share dividends.

Note D - Prior years amounts have been reclassified to conform to current classification.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Consolidated Results

         In 1993, income before cumulative effect of changes in accounting of $14.0 million was nearly identical to 1992, but fell short of the $20.1 million achieved in 1991 by 30 percent due to several nonrecurring gains recorded in that year. Earnings held steady versus 1992 as declining income from the Company's operations in Europe was offset by a resurgence in the domestic business segment. The cumulative effect of adopting FASB Statement No. 109, "Accounting for Income Taxes," increased net income in 1992 by $3.4 million while adoption of FASB Statement No. 106," Employers' Accounting for Postretirement Benefits," decreased income in 1991 by $9.0 million. There were no material cumulative effects in income from changes in accounting principles for 1993.

         Consolidated revenues of $448.6 million were higher than those in 1992 and 1991 by 3 percent and 4 percent, respectively, after adjusting for the effects of exchange rate differences on foreign sales reported in U.S. dollars. Record sales in the United States of $242.3 million were higher than 1992 and 1991 by 15 percent and 17 percent, respectively, as a result of increased business in the Hydraulic and Metal Products groups. Domestic revenues for the Fluid Purification Group were relatively flat over the three-year period. Exports improved again in 1993 due to increased demand from customers in Canada, Mexico, South America, Pacific Rim countries, and the Middle East. Foreign sales as measured in local currencies were down nearly 8 percent from last year reflecting the deepening recession in Europe and a sluggish economy in Japan. Operating units in Australia and Southeast Asia, on the other hand, enjoyed strong revenue gains for the second consecutive year. Overseas operations accounted for 46 percent of the Company's total revenues in 1993 versus more than 52 percent in the two previous years.

         Operating income of $25.4 million was lower than income in 1992 and 1991 by 16 percent and 34 percent, respectively. Significant nonrecurring gains and losses associated with plant consolidations and relocations within an ongoing business unit have been identified separately in the income statement and the industry segment footnote. Most of the nonrecurring charges shown for the three-year period pertain to plant restructuring activities in the Fluid Purification business segment. Operating income in 1993 fell short of the previous year as a result of a severe decline in earnings for the Astron Division in Europe where the deepening economic recession caused a slowdown of new construction in 1993. Operating profits were down from 1991 due to the combined effects of the downturn in the Astron Division and an operating loss sustained by the Fluid Purification group for the second consecutive year. Income and gross margin were also favorably impacted in 1991 by a $3.1 million credit resulting from the liquidation of some LIFO inventory layers valued at costs recorded in earlier years.

         A discussion follows regarding changes in operating results for each business segment.

Industry Segments

         -  Hydraulic Components

         Sales and operating income in the Hydraulic Components segment improved for the second consecutive year, driven by a resurgence in the domestic sector. Revenues increased by $12.1 million or 7 percent over last year while operating income improved by 44 percent. Sales and income were higher for all of the domestic operating units in 1993, reflecting substantially increased demand from distributors and nearly all of the original equipment markets served by this product group, including the transportation, refuse, construction and agricultural equipment industries. Revenues and operating income improved again this year for the Oildyne Division due to increased deliveries of compact pumps first introduced in 1992 for high pressure water sprayer applications. Financial performance deteriorated in the foreign segment during 1993 as results were mixed among the various overseas operating units. The Keelavite Division in the United Kingdom performed well again and contributed significantly to the Hydraulic Product group's total operating income in 1993, but a major segment of the contract to produce power generators for military uses was completed late in the year, leading to the likelihood of diminished sales and income in 1994 for this unit. Worsening economic conditions caused deficits to widen for other Hydraulic operations in Europe and the United Kingdom. Elsewhere, strong demand from the local sugar cane industry and a surge in export activity to the Pacific Rim helped sales and income to improve dramatically for the subsidiary in Australia while a continuation of depressed business conditions and political instability resulted in another year of operating losses in Brazil.

         Capital expenditures amounted to $4.4 million for this segment in 1993 versus expenditures of $4.5 million in 1992 and $8.7 million in 1991. Nearly 80 percent of the capital spending in the last two years resulted from the purchase of technologically advanced equipment to enhance production capacity and improve the operating efficiency of the domestic manufacturing facilities. Construction of a new facility in the United Kingdom accounted for approximately 50 percent of total expenditures in 1991.

         Incoming orders for the Hydraulic Components segment improved during the fourth quarter of 1993, reflecting a surge in activity among the domestic operating units. Bookings were also higher for most of the foreign units but order rates were not as strong as those seen in the U.S. Excluding the impact of the production contract at Keelavite, the backlog of unfilled orders to start the new fiscal year was 24 percent higher than last year after adjusting for foreign currency differences.

         -  Metal Products

         Revenues in the Metal Products segment declined $16.7 million or 12 percent from the previous year while operating income fell 50 percent. All of the year-over-year decline derives from the Astron Division in Europe where the deepening economic recession caused sales and income to diminish for the second consecutive year. Astron's revenues, as measured in local currencies, were lower than those in 1992 by 15 percent, reflecting the combined effects of decreased volume and implementation of a price discounting strategy to preserve market share and stimulate demand under distressed business conditions. Profit margins were therefore lower in 1993 which, when added to the impact of reduced business volume, caused Astron's operating income to fall 60 percent from the previous year. Sales were higher than a year ago for the metal stampings operations in the U.S., reflecting increased activity in the transportation and storage vessel markets and continued success with the Division's expanding Distribution Center program in the eastern part of the country.
Despite the upturn in revenues, however, operating income for the U.S. operations was flat in 1993 due to intense price competition in certain product ranges and a general rise in manufacturing costs.

         Capital expenditures for the Metal Products segment amounted to $1.8 million in 1993 versus spending of $2.9 million in each of the previous two years. Two-thirds of the total expenditures in 1993 and 1992 pertain to storage facilities, office automation, training facilities, tooling and upgraded production equipment for the Astron Division while the remainder relates to automation, refurbishment and replacement of production equipment in the U.S. Expansion of Astron's production capacity accounts for nearly 75 percent of the capital expenditures in 1991.

         Incoming orders were brisk during the fourth quarter of 1993 for the metal stampings segment in the U.S. and the backlog of unfilled orders to start the new year was up 27 percent from last year. In the Astron Division, however, fourth quarter bookings were weak and the backlog was down 10 percent from a year ago after adjusting for foreign currency differences.

         -  Fluid Purification Systems

         The Fluid Purification segment incurred an operating loss for the second consecutive year on only a modest increase in revenues of 2 percent.
The operating deficit narrowed slightly to $2.5 million from a loss of $3.1 million a year ago due to moderate year-over-year improvements for some of the overseas units. The loss is indicative of the prolonged worldwide slump in this segment's core process filtration product line. Demand was weak again in 1993 from customers in the chemical, coatings, automotive and food & beverage industries while the ultrafiltration line, acquired in 1992, incurred a loss for the year of $1.7 million as sales volumes failed to materialize as expected. Profitability was adversely affected by difficulties and disruptions in the consumer division resulting from the relocation of Aqua-Pure and Water Factory operations to a new facility in Connecticut. Operating results for 1993 also include severance and termination charges to downsize certain manufacturing operations in Brazil and Europe. Elsewhere, sales and income improved again for subsidiaries in Australia and Southeast Asia while the Japanese unit rebounded from a poor performance in 1992 due to the favorable effect of a stronger yen on imported materials and the implementation of a stringent program to control other manufacturing costs. Despite the poor showing overall in the last two years, the Fluid Purification group has nonetheless managed to generate a modest cash flow in both periods.

         Operating results for each of the three years include nonrecurring charges for various plant restructuring activities in the U.S. These charges pertain to the recently completed effort to consolidate the water filtration operations and to a pending program which will relocate and merge the ultrafiltration product line, presently located in Norwood, Massachusetts, with other process filtration operations in Connecticut.

         Capital expenditures amounted to $3.2 million in 1993 versus spending of $6.7 million in 1992 and $8.6 million in 1991. More than 80 percent of the current year spending pertains to investment in the U.S. for emission controls, improvements and fixtures for the new water filtration facility in Connecticut, and miscellaneous production equipment. Included in capital expenditures for 1992 is $4.4 million for the acquisition of land and building in connection with the program to consolidate the water filtration operations. Facilities expansion in Japan and restoration of the manufacturing facilities in Europe destroyed by fire in 1990 accounted for three-fourths of the capital spending in 1991.

         Incoming orders in the fourth quarter, while 14 percent higher than those for the same period last year, tended to be somewhat sluggish in Europe and the U.S. versus activity in the third quarter of 1993. The backlog of unfilled orders to start the new year was up 27 percent from last year on a parity-adjusted basis.

Nonoperating Income And Expense

         Interest received from investments decreased from $1.4 million in 1992 to $1.0 million in 1993 reflecting a general decline in investment yields and the use of cash during the year to retire some of the outstanding debt. Approximately 80 percent of the total interest expense incurred in 1993 resulted from long-term obligations. Most of the long-term interest expense derives from the issuance last year of $45.0 million in 8.2 percent senior notes as part of a capital restructuring program. Remaining interest expense pertains to long-term debt to fund major construction projects completed in recent years and short-term borrowings to support current operations. Effective interest rates paid by the Company declined between 1991 and 1992 and generally stabilized in the current year.

         Foreign currency exchange and translation losses (principally in Brazil) and withholding taxes on repatriated foreign earnings are included in other nonoperating income and expense for the three-year period reported herein. These amounts totaled $1.2 million in 1993, $1.9 million in 1992 and $2.4 million in 1991. Other nonoperating income for 1993 also includes $1.0 million in initial technology license fees derived from a License Agreement entered into with Geoyang Development Co. Ltd. whereby Geoyang was given the rights and technology necessary to design, engineer, manufacture, market and assemble Astron's integrated metal building systems in Korea. Other nonoperating income in 1991 includes a $3.2 million deferred translation gain resulting from the liquidation of an inactive subsidiary in Switzerland and a $2.4 million insurance settlement related to certain assets in Europe destroyed by fire in an earlier year.

Taxes

         The consolidated effective tax rate decreased to 32 percent in 1993 primarily as a result of favorable conclusions to a number of open tax issues, including prior years' tax audits in the U.S. and abroad and the settlement of a dispute with one foreign tax authority over deductibility of certain expenses. The effective rate was also reduced by the favorable tax impact of reserve contract benefits and a change in tax law for one overseas subsidiary which lowered the statutory rate on that entity's taxable income. Tax rate reductions are scheduled for adoption in some other foreign countries for the new fiscal year, but the Company's effective rate is expected to remain in excess of the U.S. federal income tax rate due, principally, to higher statutory rates for some overseas subsidiaries, the tax consequences of repatriating foreign earnings, state and local taxes levied on domestic income, and nondeductible expense for goodwill acquired in purchase transactions prior to July 25, 1991.

         In August 1993, the U.S. Congress passed the Omnibus Budget Reconciliation Act of 1993 which generally raised the level of U.S. Federal taxes which the Company must pay. The Act increased the top corporate rate from 34 percent to 35 percent effective January 1, 1993 and imposed new deduction limitations on compensation and certain business expenses. The Act also extends the research & development credit through June 1995 and now permits a tax deduction for the amortization of goodwill or going-concern value acquired in a purchase transaction after July 25, 1991. The impact of the new law on deferred tax obligations was negligible. The Act is expected to have no material effect on the Company's operating policies.

Accounting Standards

         In 1993, the Company adopted FASB Statement No. 112, "Employers' Accounting for Postemployment Benefits." This new accounting standard requires accrual accounting for workers compensation, disability, health insurance continuation, severance pay and other postemployment benefits provided to former or inactive employees when such benefits are attributable to service rendered by the employee, the obligation vests or accumulates, and payment of the obligation is probable. The effect of adopting SFAS No. 112 was immaterial to the financial statements as the Company was already accounting for such costs on an accrual basis.

         In 1992, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes," which changes the criteria for measuring the provision for income taxes and recognizing deferred tax assets and liabilities. This accounting standard requires application of the liability method wherein deferred taxes are recorded on the basis of enacted tax rates as opposed to use of historical tax rates under the previous tax accounting rules. In adopting SFAS No. 109, the Company elected to immediately recognize the effect in income as a change in accounting principle rather than restate prior years. The cumulative effect of the accounting change to November 1, 1991, which was recorded during the first quarter of 1992, increased net income for the year by $.34 per share ($.31 per share on a fully-diluted basis).

         In 1991, the Company adopted FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The effect of adopting this accounting standard reduced income before cumulative effect of accounting changes by $325,000 ($.03 per share) in 1993, $373,000 ($.04 per share) in 1992, and $396,000 ($.04 per share) in
1991. In adopting this accounting standard, the Company elected to immediately recognize in net income the initial unfunded liability, or transition obligation, as the effect of a change in accounting principle. The after-tax cumulative effect of the accounting change to November 1, 1990 amounted to a charge to net income of $9,015,000 or $.91 per share ($.83 per share on a fully-diluted basis).

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is generally defined as the ability to generate cash, by whatever means available, to satisfy short-and long-term needs of the Company. Cash generated from operating activities totaled $36.9 million in 1993, representing a decrease of $2.8 million or 7 percent from the previous year mainly as a result of reduced earnings for the Astron Division in the Metal Products group. Cash from operations was also lower than 1991 due to the performance of both the Astron Division and the Fluid Purification business segment. The accounting changes associated with SFAS No. 109 in 1992 and SFAS No. 106 in 1991 were noncash in nature and therefore had no effect on cash flow in their respective fiscal periods. Net working capital increased 2 percent to $60.8 million at the end of 1993.

         Cash used in investing activities amounted to $9.7 million in 1993. Capital expenditures totaled $9.4 million for the year versus spending of $14.1 million in 1992 and $20.1 million in 1991 (see
Note I). Most of the current year spending pertained to capacity expansion, emission controls, and equipment upgrades for operations in the U.S. Of the total expenditures in 1992, $4.4 million represented the purchase of land and building in connection with the program to consolidate the domestic water filtration operations. The remainder of the capital spending in that year related to purchases of new equipment, product tooling, and office automation. Construction of new facilities in Japan and the United Kingdom accounted for $7.4 million of the total spending in 1991 while another $3.4 million was expended to restore the filtration production facility in Europe which was destroyed by fire in an earlier period. Authorized but unspent capital expenditure programs totaled $8.5 million at fiscal year-end, and the Company intends to consider other capital projects during the coming year. Significant purchases in 1994 will include production equipment necessary to launch new product offerings and expand production capacity in the Hydraulic Products group, new automated equipment to improve production efficiencies in the Metal Stamping and Astron Divisions, equipment upgrades and product line extensions in the Fluid Purification group, acquisition of a manufacturing facility in the U.S. which is presently leased, and investments to reengineer and downsize the Company's information technology capabilities. Other investing activities in 1992 included the acquisition of the assets of Bioken Separations, Inc., a manufacturer of proprietary membrane filtration devices, for $2.2 million. Other sources of cash in 1991 for this category included receipt of $3.3 million in installment proceeds from the earlier sale of property in the United Kingdom and business property insurance proceeds in the amount of $3.1 million.

         Cash used in financing activities totaled $19.8 million in 1993. Principal activities included the retirement of debt, payment of reserve contract premiums, and the distribution of dividends to shareholders.
Long-term debt was reduced from $84.4 million last year to $78.1 million at the end of the current fiscal period. Dividends totaled $8.9 million in 1993, of which $6.8 million was paid to shareholders of common stock. Financing activities in 1992 included a refinancing program whereby proceeds from issuance of $45.0 million in 8.2 percent senior notes were used to redeem all of the Series C senior increasing rate cumulative convertible preferred shares originally issued in 1990. Principal payments against the senior notes are scheduled to commence in 1997 with the final payment to be made in 2002. The impact of the refinancing has improved cash flow and increased net income available to shareholders of common stock.

         As part of a restructuring program completed in 1990, the Company established two leveraged employee stock ownership plans (the ESOPs) and sold Series B cumulative convertible preferred shares to the plans for approximately $25.0 million. The ESOPs borrowed funds to purchase the Series B shares. During 1993, the ESOPs completed a refinancing program whereby a floating rate loan was replaced with a $23.2 million,
7.08 percent, 17-year term loan privately placed with a group of insurance companies. This program provided permanent financing for the remaining life of the benefit plan. The Company has guaranteed the repayment of any remaining principal as of December 31, 2009. The outstanding loan balance at October 31, 1993 was approximately
$23.2 million.

         Internal cash flows are expected to be sufficient to provide the capital resources necessary to support operating needs and finance capital expenditure programs in the coming year. During 1992 the Company amended a five-year $75.0 million reducing credit facility negotiated with a group of lending institutions in a prior period to reflect a three-year $35.0 million nonreducing facility. The funds available to the Company under the new agreement may be used for any general corporate purpose. Total unused credit lines of $120.5 million, denominated in both domestic and foreign currencies, were available to the Company at fiscal year-end. Borrowing rates to start the new year are generally lower than the same period a year ago, reflecting prevailing market conditions.

IMPACT OF INFLATION AND CHANGING PRICES

         Rates of inflation moderated for the second consecutive year and ranged from 1 to 3 percent for most locales. The continuing worldwide economic recession helped stabilize costs for raw materials and purchased components for most of the Company's operations in 1993 but, for the first time in several years, U.S. steel suppliers raised prices in an attempt to restore profits sacrificed in previous periods. Wages, benefits and operating expenses were higher for the year but generally advanced in line with inflation, with the exception of domestic health care where cost increases exceeded inflation. Where possible, rising manufacturing costs were offset by increased selling prices but, as has been the case in recent years, competitive pressures and depressed market conditions limited the extent to which cost increases were passed along to customers. In general, profit margins diminished in the Metal Products group as the metal stampings operations in the U.S. were unable to recover cost increases in all instances, while the Astron Division found it necessary to discount selling prices in the wake of deteriorating market conditions. The ability to recover cost increases and maintain margins continues to be a major challenge for most operating units, and the Company relies upon cost containment, aggressive purchasing, quality initiatives and cost-saving investments to combat profit erosion and remain competitive.

BUSINESS OUTLOOK

         The consolidated backlog of unfilled orders at the end of the year amounted to $107.1 million which, after adjusting for the production contract at Keelavite and the effects of exchange rate differences on the foreign segments, represents a 17 percent increase from the previous fiscal year-end. Ending backlogs were particularly strong for domestic operations but incoming orders have generally lagged in the Astron Division. Substantially all of the consolidated backlog is deliverable in 1994.

         Prospects for the Company's domestic businesses appear bright in 1994 as the momentum which produced strong year-over-year gains in 1993 for this sector has continued into the early stages of the new fiscal year. The Commerce Department's outlook for 1994 predicts significant growth for some of the more important market segments served by our U.S. operations, such as the automotive, truck, transportation, electronics and housing industries. This forecast for improved conditions stems from low interest rates, increased investment in capital equipment, and growing consumer purchases of durable goods. Economic growth, an expanding customer base and new product introductions are therefore expected to yield profit improvements for all three of the Company's
U.S. business segments in the new year. Emerging world trade agreements are likely to produce additional benefits which will augment the Company's already successful export program. Mitigating this optimism are uncertainties as to the Fluid Purification group's ability to perform at acceptable levels given the poor business conditions in some of the specific industries served by this unit and the probability that the ultrafiltration product line will incur an operating loss again in 1994 while preparations are made to consolidate this division with other process filtration operations.

         In the overseas sector, strong performances are anticipated again in Australia and Southeast Asia where preparations are being made to expand the distribution base in Singapore. Prospects are less certain for operations in Japan where the economy has stagnated, and severe business conditions are anticipated again in Brazil amid that country's continuing political and economic turmoil. In the United Kingdom, Keelavite's contribution to corporate earnings will diminish due to completion of a major portion of the power generator contract in 1993. Conditions remain difficult for the Astron, Hydraulic and Filtration segments in Europe and significant improvements in business levels in these areas are not expected until the latter part of the year.

         The Company continues to restructure manufacturing operations, commit to capital improvements and reduce overheads in an effort to lower operating costs and improve profitability. The competitive advantages which these programs provide and the apparent beginnings of economic recovery in some of our major markets cause us to anticipate moderate improvements in consolidated results for 1994.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STATEMENTS OF CONSOLIDATED INCOME
Commercial Intertech Corp. and Subsidiaries


                                                  Year Ended October 31,
                                                1993       1992       1991
                                                --------------------------
                                           (in thousands, except per-share data)
Net sales. . . . . . . . . . . . . . . .      $448,577   $450,608   $436,961
Less costs and expenses:
   Cost of products sold . . . . . . . .       318,837    316,307    301,220
   Selling, administrative and general
      expenses . . . . . . . . . . . . .       103,510    102,827     96,880
   Nonrecurring items. . . . . . . . . .           860      1,335        569
                                              ---------  ---------  ---------
                                               423,207    420,469    398,669
                                              ---------  ---------  ---------
Operating income . . . . . . . . . . . .        25,370     30,139     38,292

Nonoperating income (expense):
   Interest income . . . . . . . . . . .         1,047      1,426      1,123
   Interest expense. . . . . . . . . . .        (5,744)    (6,277)    (5,881)
   Other . . . . . . . . . . . . . . . .           (71)    (1,939)     2,681
                                              ---------  ---------  ---------
                                                (4,768)    (6,790)    (2,077)
                                              ---------  ---------  ---------
Income before income taxes and cumulative
   effect of changes in accounting . . .        20,602     23,349     36,215

Provision for income taxes:
   Current . . . . . . . . . . . . . . .         8,794     10,372     15,007
   Deferred. . . . . . . . . . . . . . .        (2,207)    (1,068)     1,090
                                              ---------  ---------  ---------
                                                 6,587      9,304     16,097
                                              ---------  ---------  ---------

Income before cumulative effect of
   changes in accounting . . . . . . . .        14,015     14,045     20,118

Cumulative effect of changes in accounting:
   Accounting for income taxes . . . . .             0      3,391          0
   Accounting for postretirement benefits            0          0     (9,015)

                                              ---------  ---------  ---------
Net income . . . . . . . . . . . . . . .      $ 14,015   $ 17,436   $ 11,103
                                              =========  =========  =========

Preferred stock dividends and
   adjustments . . . . . . . . . . . . .        (2,109)    (4,413)    (6,298)
                                              ---------  ---------  ---------
Net income applicable to common stock. .      $ 11,906   $ 13,023   $  4,805
                                              =========  =========  =========

Earnings per share of common stock:
   Primary:
      Income before cumulative effect
         of changes in accounting . . . .        $1.18      $0.97      $1.39
      Net income. . . . . . . . . . . . .         1.18       1.31       0.48
   Fully diluted:
      Income before cumulative effect
         of changes in accounting . . . .         1.14       0.95       1.31
      Net income. . . . . . . . . . . . .         1.14       1.26       0.48

See notes to consolidated financial statements.


ITEM 8.  (continued)

CONSOLIDATED BALANCE SHEETS
Commercial Intertech Corp. and Subsidiaries


                                                    October 31,  October 31,
                                                       1993         1992
                                                    ------------------------
Assets                                                   (in thousands)
CURRENT ASSETS
   Cash (including equivalents of $18,409,000
      in 1993 and $14,836,000 in 1992) . . . .       $ 25,066    $ 19,396
   Accounts and notes receivable, less
      allowances for doubtful accounts of
      $1,765,000 in 1993 and $1,612,000 in
      1992 . . . . . . . . . . . . . . . . . .         78,484      80,983
   Inventories . . . . . . . . . . . . . . . .         49,883      54,028
   Deferred income tax benefits. . . . . . . .         12,889      11,083
   Prepaid expenses and other current assets .          4,643       3,523
                                                     --------    --------

      Total current assets . . . . . . . . . .        170,965     169,013

NONCURRENT ASSETS
   Intangible assets . . . . . . . . . . . . .         29,822      32,579
   Pension assets. . . . . . . . . . . . . . .         26,645      22,382
   Other noncurrent assets . . . . . . . . . .          4,922       3,876
                                                     --------    --------

      Total noncurrent assets. . . . . . . . .         61,389      58,837

PROPERTY, PLANT AND EQUIPMENT
   Land and land improvements. . . . . . . . .         12,467      12,631
   Buildings . . . . . . . . . . . . . . . . .         61,084      62,538
   Machinery and equipment . . . . . . . . . .        156,669     161,185
   Construction in progress. . . . . . . . . .          5,495       3,219
                                                     --------    --------

                                                      235,715     239,573

   Less allowances for depreciation and
   amortization. . . . . . . . . . . . . . . .        120,734     117,424
                                                     --------    --------

                                                      114,981     122,149
                                                     --------    --------

Total assets . . . . . . . . . . . . . . . . .       $347,335    $349,999
                                                     ========    ========




ITEM 8.  (continued)

CONSOLIDATED BALANCE SHEETS
Commercial Intertech Corp. and Subsidiaries

                                                   October 31,   October 31,
                                                      1993          1992
                                                   -------------------------
                                                         (in thousands)
Liabilities and Shareholders' Equity

CURRENT LIABILITIES
   Bank loans. . . . . . . . . . . . . . . . . .    $ 17,599      $ 18,268
   Accounts payable. . . . . . . . . . . . . . .      33,387        35,433
   Accrued payrolls and related taxes. . . . . .      15,290        15,229
   Accrued expenses. . . . . . . . . . . . . . .      25,305        21,068
   Dividends payable . . . . . . . . . . . . . .       2,270         2,213
   Accrued income taxes. . . . . . . . . . . . .      14,786        15,731
   Current portion of long-term debt . . . . . .       1,562         1,228
                                                    --------      --------

      Total current liabilities. . . . . . . . .     110,199       109,170

NONCURRENT LIABILITIES
   Long-term debt. . . . . . . . . . . . . . . .      78,059        84,392
   Deferred income taxes . . . . . . . . . . . .      16,273        16,674
   Postretirement benefits . . . . . . . . . . .      19,867        17,914
                                                    --------      --------

      Total noncurrent liabilities . . . . . . .     114,199       118,980


SHAREHOLDERS' EQUITY
   Preferred stock, no par value:
      Authorized:  10,000,000 shares
      Series A participating preferred
         shares. . . . . . . . . . . . . . . . .           0             0
      Series B ESOP convertible preferred shares
         Issued: 1993 - 1,064,846 shares
                 1992 - 1,070,353 shares . . . .      24,758        24,886
   Common stock, $1 par value:
      Authorized:  30,000,000 shares
      Issued:
         1993 - 10,037,575 shares;
         (excluding 42,063 in treasury)
         1992 - 9,909,608 shares;
         (excluding 42,980 in treasury). . . . .      10,038         9,910
   Capital surplus . . . . . . . . . . . . . . .      39,034        37,628
   Retained earnings . . . . . . . . . . . . . .      75,087        69,199
   Deferred compensation . . . . . . . . . . . .     (21,248)      (22,495)
   Translation adjustment. . . . . . . . . . . .      (4,732)        2,721
                                                    ---------     --------

                                                     122,937       121,849
                                                    ---------     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $347,335      $349,999
                                                    =========     ========


See notes to consolidated financial statements.



ITEM 8.  (continued)

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
Commercial Intertech Corp. and Subsidiaries

                                                Year Ended October 31,
                                              1993       1992       1991
                                              --------------------------
                                        (in thousands, except per-share data)
PREFERRED STOCK (Series B)
   Balance at beginning of year. . . . .    $ 24,886   $ 24,950   $ 24,973
   Shares converted. . . . . . . . . . .        (128)       (64)       (23)
                                            ---------  ---------  ---------
   Balance at end of year. . . . . . . .      24,758     24,886     24,950

COMMON STOCK
   Balance at beginning of year. . . . .       9,910      9,791      9,854
   Shares issued:
      Water Factory Systems -
         Acquisition . . . . . . . . . .           0         55         65
      Stock option and award plans . . .         105         53         40
   Repurchase programs . . . . . . . . .           0          0       (172)
   Other . . . . . . . . . . . . . . . .          23         11          4
                                            ---------  ---------  ---------
   Balance at end of year. . . . . . . .      10,038      9,910      9,791

CAPITAL SURPLUS
   Balance at beginning of year. . . . .      37,628     36,665     38,553
   Water Factory Systems -
      Acquisition. . . . . . . . . . . .           0        (55)       (65)
   Stock option and award plans. . . . .         987        890        545
   Repurchase programs . . . . . . . . .           0          0     (2,424)
   Other . . . . . . . . . . . . . . . .         419        128         56
                                            ---------  ---------  ---------
   Balance at end of year. . . . . . . .      39,034     37,628     36,665

RETAINED EARNINGS
   Balance at beginning of year. . . . .      69,199     66,177     69,623
   Net income for the year . . . . . . .      14,015     17,436     11,103
                                            ---------  ---------  ---------
                                              83,214     83,613     80,726

   Dividends:
      Common (per share:  1993 - $0.68;
         1992 - $0.68; 1991 - $0.68) . .       6,821      6,729      6,682
      Preferred Series B . . . . . . . .       2,107      2,117      2,652
      Preferred Series C . . . . . . . .           0      1,659      5,093
                                            ---------  ---------  ---------
                                               8,928     10,505     14,427
   Other preferred stock adjustments . .        (801)     3,909        122
                                            ---------  ---------  ---------
   Balance at end of year. . . . . . . .      75,087     69,199     66,177

DEFERRED COMPENSATION. . . . . . . . . .     (21,248)   (22,495)   (23,856)

TRANSLATION ADJUSTMENT . . . . . . . . .      (4,732)     2,721      2,617
                                            ---------  ---------  ---------

      Total shareholders' equity . . . .    $122,937   $121,849   $116,344
                                            =========  =========  =========

Shareholders' equity per share of common
   stock . . . . . . . . . . . . . . . .      $11.90     $12.05     $11.77

See notes to consolidated financial statements.



ITEM 8.  (continued)

STATEMENTS OF CONSOLIDATED CASH FLOWS
Commercial Intertech Corp. and Subsidiaries

                                                                Year Ended October 31,
                                                              1993       1992       1991
                                                              --------------------------
OPERATING ACTIVITIES:                                               (in thousands)
   Net income . . . . . . . . . . . . . . . . . . . . .    $ 14,015   $ 17,436   $ 11,103
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for depreciation and amortization. .      16,764     16,756     16,524
         Adoption of SFAS No. 109 . . . . . . . . . . .           0     (3,391)         0
         Liquidation of foreign investment. . . . . . .           0          0     (3,213)
         Gain on sale of property . . . . . . . . . . .           0          0       (375)
         Gain on insurance settlement . . . . . . . . .           0          0     (2,411)
         Postretirement benefits. . . . . . . . . . . .         781        607     15,185
         Pension plan credits . . . . . . . . . . . . .      (2,386)    (2,879)    (2,968)
         Change in deferred income taxes. . . . . . . .      (1,615)      (836)    (3,409)
         Change in current assets and liabilities:
            Decrease in accounts receivable . . . . . .         138      1,468      2,943
            Decrease (increase) in inventories. . . . .       2,349     (2,378)     5,225
            (Increase) decrease in prepaid expenses
               and other current assets . . . . . . . .      (1,332)     1,606       (884)
            Increase (decrease) in accounts payable and
               accrued expenses . . . . . . . . . . . .       8,319     10,732     (1,045)
            (Decrease) increase in accrued income taxes        (143)       545      5,327

                                                           ---------  ---------  ---------
               Net cash provided by operating
                  activities. . . . . . . . . . . . . .      36,890     39,666     42,002

INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets . . . . . . . . .         340        219      4,640
   Proceeds from insurance settlement . . . . . . . . .           0          0      3,140
   Business acquisition . . . . . . . . . . . . . . . .           0     (2,279)      (225)
   Payments on notes receivable . . . . . . . . . . . .           0          0      1,000
   Investment in intangibles. . . . . . . . . . . . . .        (496)      (209)      (223)
   Capital expenditures . . . . . . . . . . . . . . . .      (9,583)   (14,054)   (20,774)

                                                           ---------  ---------  ---------
               Net cash (used) by investing activities       (9,739)   (16,323)   (12,442)

FINANCING ACTIVITIES:
   Proceeds from long-term debts. . . . . . . . . . . .       1,548     22,000     30,057
   Principal payments on long-term debts. . . . . . . .      (8,114)   (37,337)   (40,837)
   Net borrowings under bank loan agreements. . . . . .      (1,034)     9,493       (547)
   Proceeds from issuance of senior notes . . . . . . .           0     45,000          0
   Payments for refinancing . . . . . . . . . . . . . .           0       (550)         0
   Redemption of redeemable preferred stock . . . . . .           0    (43,200)         0
   Purchase of reserve contracts. . . . . . . . . . . .      (2,503)    (1,826)         0
   Repurchase of common shares. . . . . . . . . . . . .           0          0     (2,596)
   Conversion of other assets . . . . . . . . . . . . .        (817)       840        697
   Dividends paid . . . . . . . . . . . . . . . . . . .      (8,872)   (11,562)   (12,849)

                                                           ---------  ---------  ---------
               Net cash (used) by financing activities.     (19,792)   (17,142)   (26,075)

Effect of exchange rate changes on cash . . . . . . . .      (1,689)      (264)    (2,075)
                                                           ---------  ---------  ---------

Net increase in cash and cash equivalents . . . . . . .       5,670      5,937      1,410

Cash and cash equivalents at beginning of year. . . . .      19,396     13,459     12,049
                                                           ---------  ---------  ---------

Cash and cash equivalents at end of year. . . . . . . .    $ 25,066   $ 19,396   $ 13,459
                                                           =========  =========  =========

Cash paid during the year for:
   Interest . . . . . . . . . . . . . . . . . . . . . .      $6,032     $5,062     $6,371
   Income taxes . . . . . . . . . . . . . . . . . . . .       8,344      9,595      8,653

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commercial Intertech Corp. and Subsidiaries


NOTE A - ACCOUNTING POLICIES

Consolidation:
     The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All intercompany accounts and transactions are eliminated upon consolidation. Certain amounts in the consolidated financial statements prior to October 31, 1993 have been reclassified to conform to the current presentation.

     Restructuring charges have been reported in operating income under the caption nonrecurring items.

Inventories:
     Inventories are stated at the lower of cost or market. Inventories in the United States are primarily valued on the last-in, first-out (LIFO) cost method. The method used for all other inventories is first-in, first-out
(FIFO). Approximately 57 percent (54 percent in 1992) of worldwide inventories are accounted for using the LIFO method. Inventories as of October 31 consisted of the following:

                                              1993       1992
                                              ----       ----
                                              (in thousands)
           Raw materials . . . . . . . .    $11,412    $13,573
           Work in process . . . . . . .     24,067     23,842
           Finished goods. . . . . . . .     14,404     16,613
                                            -------    -------
                                            $49,883    $54,028
                                            =======    =======

     If all inventories were priced using the FIFO method, which approximates replacement cost, inventories would have been $14,713,000 higher in 1993 and $14,556,000 higher in 1992.

Intangibles:

     Intangible assets at October 31 are summarized as follows:

                                                 1993        1992
                                                 ----        ----
                                                  (in thousands)
     Goodwill, less accumulated
           amortization (1993 - $4,497,000;
           1992 - $3,816,000). . . . . . . .   $19,522     $20,057
     Other intangibles, less accumulated
           amortization (1993 - $17,795,000;
           1992 - $15,374,000) . . . . . . .    10,300      12,522
                                               -------     -------
                                               $29,822     $32,579
                                               =======     =======

     Goodwill, representing the excess of acquisition cost over the value of assets acquired, is being amortized on the straight-line method generally over 40 years.

     Other intangibles, including patents, know-how and trademarks, are carried at their appraised value on the acquisition date less accumulated amortization, which is provided using the straight-line method over 10 to 25 years.

Properties and Depreciation:
     Property, plant and equipment are recorded at cost. Buildings and equipment are depreciated over their useful lives, principally by use of the straight-line method.

Income Taxes:
     Effective November 1, 1991, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," which changed the criteria for measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. Deferred income tax assets and liabilities principally arise from differences between the tax basis of the asset or liability and its reported amount in the consolidated financial statements. These include inventory valuation differences under uniform capitalization rules, depreciation expense, accrued expenses, postretirement benefit expenses and gain on the sale of property in the United Kingdom. Deferred tax balances are determined by using provisions of the enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. The Company elected not to restate prior years. Prior to the implementation of SFAS No. 109, the Company accounted for income taxes using Accounting Principles Board Opinion No. 11. The cumulative effect, through November 1, 1991, of this change in accounting amounted to $3,391,000, or $.34 per share, and was included in net income as of that date.

     Provisions are made for appropriate income taxes on undistributed earnings of foreign subsidiaries which are expected to be remitted to the parent company in the near future. The cumulative amount of unremitted earnings of subsidiaries, which aggregated approximately $54,879,000 at October 31, 1993, is deemed to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

Translation of Foreign Currencies:
     The financial statements of foreign entities are translated in accordance with Financial Accounting Standards Board (FASB) Statement No. 52, except for those entities located in highly inflationary countries. Under this method, revenue and expense accounts are translated at the average exchange rate for the year while all asset and liability accounts are translated into U.S. dollars at the current exchange rate. Resulting translation adjustments are recorded as a separate component of shareholders' equity and do not affect income determination.

Earnings Per-Share Amounts:
     Income per share of common stock is computed using the weighted-average number of shares outstanding for each year. The preferred stock issuances were determined not to be common stock equivalents for primary earnings per common share. In computing primary earnings per common share, the Series B and C preferred dividends and adjustments reduce income available to common shareholders.

     In computing fully diluted earnings per share, dilution is determined by dividing net earnings by the weighted-average number of common shares outstanding during each year after giving effect to dilutive preferred stock assumed converted to common stock. In 1993, the dilutive calculation assumes conversion of Series B preferred stock to common shares and the subsequent adjustment for dividend rates to arrive at income available to common shareholders. In 1992 and 1991, the most dilutive calculation assumes conversion of Series B preferred stock to common shares and the subsequent adjustments to net income for Series C preferred dividends and dividend rate adjustments for Series B preferred to arrive at income available to common shareholders. Alternative conversion of Series C preferred or both Series B and C preferred results in an anti-dilutive effect on earnings per share.

Cash Equivalents:
     The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate fair value.

Investment In Reserve Contracts:
     During the third quarter of fiscal 1992, the Company purchased corporate-owned life insurance contracts on all domestic employees. The contracts are recorded at cash surrender value, net of policy loans, in Other Assets. The net contract expense, including interest expense, is included in Selling, Administrative and General Expenses in the Statements of Consolidated Income. The related interest expense was $3,660,000 in 1993 and $1,124,000 in fiscal 1992 which is reduced for contract benefits and net amortization of contract premiums and cash surrender value.

Revenue Recognition:
     Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon shipment of the finished product.

Postemployment Benefits
     The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," as of November 1, 1992. The effect of adoption was immaterial to the financial statements.



ITEM 8.  (continued)

NOTE B - LONG-TERM DEBT

Long-term debt obligations are summarized below:

                                                       1993      1992
                                                       ----      ----
                                                       (in thousands)
           Senior notes . . . . . . . . . . . . .    $45,000   $45,000
           Revolving credit agreements. . . . . .          0     6,000
           Industrial revenue loans . . . . . . .      4,898     5,446
           Mortgages. . . . . . . . . . . . . . .      6,162     4,684
           Other. . . . . . . . . . . . . . . . .        330       432
                                                     -------   -------
                                                      56,390    61,562
           Less current portion . . . . . . . . .      1,562     1,228
                                                     -------   -------
                                                      54,828    60,334
           Guarantee of employee stock ownership
              plan loan . . . . . . . . . . . . .     23,231    24,058
                                                     -------   -------
                                                     $78,059   $84,392
                                                     =======   =======


     During the second quarter of fiscal 1992, the Company successfully completed a refinancing program by issuing $45 million of 8.20 percent senior notes due in 2002, privately placed with a group of insurance companies. The notes have level annual sinking fund payments beginning at the end of 1997.
The senior notes include covenants which require the maintenance of certain financial ratios. The Company was in compliance with these covenants at October 31, 1993. The proceeds from the notes were used to redeem the Series C Senior Increasing Rate Cumulative Convertible Preferred shares.

     The Company maintains a $35 million nonreducing revolving credit facility with a group of three banks. The funds available under the agreement may be used for any general corporate purposes, including share purchases. The Company pays a facility fee of 0.25 percent per annum on the total commitment. The revolving credit portion of the agreement has interest options determinable by the Company based upon LIBOR, certificate of deposit or prime interest rates. The maximum rate is prime rate, 7/8 percentage point over LIBOR or one percentage point over certificate of deposit rates. The credit agreement also has a competitive bid option feature, which under certain conditions provides lower interest rates. The credit agreement includes covenants which require the maintenance of certain financial ratios. The Company was in compliance with these covenants at October 31, 1993. Additionally, under the most restrictive provisions of the agreement, approximately $11.3 million of unrestricted retained earnings is available for future dividend payments or share purchases. The agreement may be extended for up to two additional years beyond the current expiration date of April 1995 upon the mutual consent of the banks and the Company.

     Industrial revenue loans cover two separate domestic expansion programs and have maturities to January 1, 2001. Interest costs currently range from 4.74 to 7.75 percent, and the loans are secured by property and equipment at the Benton, Arkansas and Hicksville, Ohio facilities (net book value at October 31, 1993 - $5,985,000).

     Mortgages relate to construction programs at two facilities. Three loans are collateralized with a Japanese facility and bear interest at 5.7 to 6.2 percent, maturing through the year 2005. These loans are secured with property and equipment at Kita-Ibaragi, Japan (net book value at October 31, 1993 - $6,943,000). The loan for the second program is collateralized by a facility located in Enfield, Connecticut and bears interest at 5.0 percent maturing in the year 2000. The Enfield facility's net book value at October 31, 1993 was $4,013,000.

     The Company established the Employee Stock Ownership Plan in February, 1990 financed by a $25 million variable interest rate loan. Loan proceeds were used to purchase the Company's Series B ESOP convertible preferred shares. During the third quarter of fiscal 1993, the Company's ESOP completed a refinancing program by issuing $23.2 million of 7.08 percent senior notes due December 31, 2009 privately placed with a group of insurance companies. The proceeds were used to repay the variable rate loan. Since the debt is guaranteed by the Company, it is included in Long-Term Debt with an offset recorded as Deferred Compensation in Shareholders' Equity. As Company contributions and dividends on the shares held by the ESOP are used to meet interest and principal payments, shares are released for allocation to eligible employees.

     Principal payments due in the five years after October 31, 1993 (excluding the ESOP loan guarantee) are:

                              (in thousands)
                            1994   -   $1,562
                            1995   -    1,509
                            1996   -    1,516
                            1997   -    9,045
                            1998   -    9,025

     The Company had available unused lines of credit totaling approximately $85.5 million short-term and $35.0 million long-term at October 31, 1993.

     The carrying amounts of the Company's borrowings under its short-term credit agreements approximate their fair value. The fair values of the long-term debt are estimated using discounted cash flow analysis, based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

     Fair Values as of October 31, 1993:

     Long-term debt:                          (in thousands)
                                              --------------
        Senior notes                              $50,131
        Industrial revenue loans                    5,147
        Mortgages                                   6,586
        Other                                         341
                                                  -------
                                                   62,205
        ESOP guarantee                             24,688
                                                  -------
                                                  $86,893
                                                  =======


NOTE C - FOREIGN CURRENCY TRANSLATION

     The cumulative effects of foreign currency translation gains and losses are reflected in the Translation Adjustment section of Shareholders' Equity. Translation adjustments decreased equity by $7,453,000 and $6,405,000 in 1993 and 1991, respectively, and increased equity by $104,000 in 1992. The translation adjustment account was further reduced by $3,213,000 in 1991 due to the liquidation of an inactive subsidiary located in Switzerland. The liquidation, which was completed during the first quarter of 1991, increased income from continuing operations by $3,213,000 ($.31 per share after related taxes) as a result of recognizing deferred translation gains in income. The gain is recorded as Nonoperating Income in the Statements of Consolidated Income.

     Foreign currency transaction gains and losses, which include U.S. dollar translation losses in Brazil, are reflected in income. For the three-year period reported herein, foreign currency losses have decreased Income before Income Taxes and Cumulative Effect of Changes in Accounting as follows:

                                (in thousands)
                              1993   -   $  678
                              1992   -    1,266
                              1991   -    1,790

     In certain instances, the Company utilizes foreign currency exchange contracts to minimize the impact of currency fluctuations on transactions. At October 31, 1993, the Company and its subsidiaries held contracts for $5,545,000 with a fair value of $5,482,000. The fair value of these foreign currency contracts is estimated based on quoted exchange rates at October 31, 1993.

NOTE D - STOCK OPTIONS AND AWARDS

     Under the Company's stock option and award plans, approximately 757,000 shares of common stock are reserved for issuance to key employees as of October 31, 1993. The options are exercisable at various dates and expire ten years from the date of grant. Stock options granted during 1993 totaled 89,400 shares. No options were forfeited during the year. Stock appreciation rights may be granted as part of a stock option or as a separate right to the holders of any options previously granted. The present plan also provides for awards of restricted and performance shares of common stock to key employees. There were no restricted shares awarded in 1993 while a total of 30,600 were awarded in 1992. Awards of performance shares totaled 81,650 in 1993. No performance shares were awarded in 1992. When rights, options or awards are granted, associated compensation expense is accrued from date of grant to the date such options or awards are exercised.

     A summary of the activity follows:

                                         Number   Option Price Range
                                       of Shares       Per Share
                                       ---------  ------------------
Options outstanding at October 31:
   1993. . . . . . . . . . . .          432,900    $ 9.75 - $22.25
   1992. . . . . . . . . . . .          389,800    $ 9.75 - $22.25

Options exercised during the year:
   1993. . . . . . . . . . . .           46,300    $ 9.75 - $17.25
   1992. . . . . . . . . . . .           27,100    $ 9.75 - $17.25

Options exercisable at October 31:
   1993. . . . . . . . . . . .          195,500    $ 9.75 - $22.25
   1992. . . . . . . . . . . .          162,600    $ 9.75 - $22.25


     Shares available for future grants amounted to approximately 324,000 and 137,000 as of October 31, 1993 and 1992, respectively.

NOTE E - BENEFIT PLANS

     The Company and its subsidiaries have a number of noncontributory defined benefit pension plans covering most U.S. employees. Pension benefits for the hourly employees covered by these plans are expressed as a percentage of average earnings over a ten-year period times years of continuous service or as a flat benefit rate times years of continuous service. Benefits for salaried employees are based upon a percentage of the employee's average compensation during the preceding ten years, reduced by 50 percent of the Social Security Retirement Benefit. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as may be deemed appropriate from time to time.

     The Company also sponsors defined contribution pension plans for the hourly employees of its operations in Benton, Arkansas; Kings Mountain, North Carolina and Minneapolis, Minnesota. Contributions and expense for these plans are computed at 3 percent of annual employee compensation or at a discretionary rate as determined each year by the Company. Hourly employees at the Orange, California facility are covered by a multiemployer plan which provides benefits in a manner similar to a defined contribution arrangement.

     The Company accounts for pension costs under the provisions of FASB Statement No. 87 for contributory defined benefit pension plans covering its employees in Japan and the United Kingdom. Benefits under these plans are generally based on years of service and compensation during the years immediately preceding retirement. Funding is predicated on minimum contributions as required by local laws and regulations plus additional amounts, if any, as may be deemed appropriate. Some employees of other foreign operations also participate in postemployment benefit arrangements not subject to the provisions of FASB Statement No. 87.

     A summary of the various components of net periodic pension cost for defined benefit plans and cost information for other plans for the three-year period is shown below:

                                         1993       1992        1991
                                         ----       ----        ----
                                              (in thousands)
Defined benefit plans:
   Service cost. . . . . . . . . .     $ 2,360    $ 2,141    $  1,785
   Interest cost . . . . . . . . .       7,087      6,619       6,248
   Actual return on plan assets. .     (19,945)    (7,887)    (22,124)
   Net amortization and deferral .      10,001     (2,089)     12,444

                                       --------   --------   ---------
   Net pension (income). . . . . .        (497)    (1,216)     (1,647)
Other plans:
   Defined contribution plans. . .         284        283         259
   Multiemployer plan. . . . . . .          75         63          63
   Foreign plans . . . . . . . . .         471        562         613

                                       --------   --------   ---------
   Total pension expense (income).     $   333    $  (308)   $   (712)
                                       ========   ========   =========



Assumptions used in the accounting for the defined benefit plans as of October 31 were:

                                                        1993   1992   1991
                                                        ----   ----   ----
     Weighted-average discount rate . . . . . . . . .   7.25%   8.0%   8.5%
     Rates of increase in compensation levels . . . .   4.5 %   5.0%   5.0%
     Expected long-term rate of return on assets. . .  10.0 %  10.0%  10.0%

     The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheets at October 31, 1993 and 1992 for the Company's U.S. and foreign defined benefit pension plans. Other foreign pension plans do not determine net assets or the actuarial present value of accumulated benefits as calculated and disclosed herein:

                                              1 9 9 3                         1 9 9 2
                                   ----------------------------    ----------------------------
                                    Plans Whose    Plans Whose      Plans Whose    Plans Whose
                                   Assets Exceed   Accumulated     Assets Exceed   Accumulated
                                    Accumulated     Benefits        Accumulated     Benefits
                                      Benefits    Exceed Assets       Benefits    Exceed Assets
                                   -------------  -------------    -------------  -------------
                                                          (in thousands)
Actuarial present value of benefit
   obligations:
   Vested benefit obligation. . . . . $(43,761)     $(41,222)         $(65,553)     $ (8,774)
                                      =========     =========         =========     =========
   Accumulated benefit obligation . . $(45,339)     $(43,671)         $(68,040)     $ (9,658)
                                      =========     =========         =========     =========

Projected benefit obligation. . . . . $(48,448)     $(52,029)         $(75,803)     $(11,078)
Market value of plan assets . . . . .   80,147        40,130            97,439         7,455

                                      ---------     ---------         ---------     ---------
Projected benefit obligation less
   than or (in excess of) plan
   assets . . . . . . . . . . . . . .   31,699       (11,899)           21,636        (3,623)
Unrecognized net (gain) loss. . . . .   (4,752)        5,601             2,361         1,045
Unrecognized prior service cost . . .    3,086         3,157             3,826         1,207
Unrecognized net (asset) obligation .   (6,541)        1,262            (7,442)          315
Additional liability. . . . . . . . .        0        (1,732)                0        (1,371)

                                      ---------     ---------         ---------     ---------
Net pension asset (liability)
   recognized in the Consolidated
   Balance Sheets . . . . . . . . . . $ 23,492      $ (3,611)         $ 20,381      $ (2,427)
                                      =========     =========         =========     =========


     Plan assets at October 31, 1993 are invested in publicly traded and restricted mutual funds, various corporate and government bonds, guaranteed income contracts and listed stocks, including common stock of the Company having a market value of $3,034,480 at that date.

     In addition to pension benefits, the Company sponsors other defined benefit postretirement plans in the U.S. which provide medical and life insurance benefits for certain hourly and salaried employees. Benefits are provided on a noncontributory basis for those salaried retirees who have attained the age of 55 with 15 years of service and those hourly retirees who have attained the age of 60 with 15 years of service or 30 years of service with no age restriction, up to 65 years of age. Coverage is also provided for surviving spouses of hourly retirees. Medical plans for both employee groups incorporate deductibles and coinsurance features. The plans are unfunded, and postretirement benefit claims and premiums are paid as incurred. Company-sponsored postretirement benefits are not available to employees of foreign subsidiaries.

     In 1991, the Company adopted FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The effect of adopting the new rules increased net periodic postretirement benefit costs by $524,000 in 1993, $607,000 in 1992 and $644,000 in 1991. Income before cumulative effect of accounting changes was reduced $325,000 ($.03 per share) in 1993, $373,000 ($.04 per share) in 1992 and $396,000 ($.04 per share) in
1991.

     In adopting the new accounting standard, the Company elected to immediately recognize in net income the initial unfunded liability, or transition obligation, as the effect of a change in accounting principle. The after-tax cumulative effect of the accounting change to November 1, 1990 amounted to a charge to net income of $9,015,000 or $.91 per share ($.83 per share on a fully diluted basis).

     Components of net periodic postretirement benefit cost are shown below. Net periodic cost associated with retiree life insurance benefits amounted to $296,000 in 1993, $288,000 in 1992 and $276,000 in 1991.

                                             1993    1992    1991
                                             ----    ----    ----
                                                (in thousands)
Service cost. . . . . . . . . . . . . . .   $  377  $  312  $  258
Interest cost . . . . . . . . . . . . . .    1,411   1,408   1,361
Actual return on plan assets. . . . . . .        0       0       0
Amortization of transition obligation . .        0       0       0
Net amortization and deferral . . . . . .       26       0       0
                                            ------  ------  ------
Net periodic postretirement benefit cost.   $1,814  $1,720  $1,619
                                            ======  ======  ======


     The following table shows the aggregated funded status of the benefit plans reconciled with amounts recognized in the Company's Consolidated Balance Sheets. The accrued postretirement cost associated with retiree life insurance benefits amounted to $3,094,000 and $2,947,000 as of October 31, 1993 and 1992, respectively.

                                                      October 31,
                                                    ---------------
                                                    1993       1992
                                                    ----       ----
                                                    (in thousands)
Accumulated postretirement benefit obligations:
   Retirees. . . . . . . . . . . . . . . . .     $ (8,959)  $ (9,106)
   Fully eligible active plan participants .       (2,577)    (2,277)
   Other active plan participants. . . . . .       (7,402)    (6,891)
                                                 ---------  ---------
                                                  (18,938)   (18,274)

Plan assets at fair value. . . . . . . . . .            0          0
                                                 ---------  ---------
Accumulated postretirement benefit
   obligation (in excess of) plan assets . .      (18,938)   (18,274)
Unrecognized net loss. . . . . . . . . . . .        2,621      2,482
Unrecognized prior service cost. . . . . . .            0          0
Unrecognized transition obligation . . . . .            0          0
                                                 ---------  ---------
(Accrued) postretirement benefit cost. . . .     $(16,317)  $(15,792)
                                                 =========  =========


     The weighted-average annual assumed rate of increase in the per capita cost of covered benefits in the medical plans, or health care cost trend rate, is 12.5 percent for 1993 and 13.5 percent for 1992. The trend rate is assumed to decrease gradually to 5.5 percent in the year 2008 and remain at that level thereafter. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 31, 1993 by $1,425,000 and the aggregate of service and interest cost components of net periodic postretirement benefit cost for 1993 by $143,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent and 8 percent at October 31, 1993 and 1992, respectively. The annual assumed rate of salary increase for retiree life insurance is 4.5 percent at October 31, 1993 and 5 percent at October 31, 1992.



ITEM 8.  (continued)

NOTE F - INCOME TAXES

     The components of income before income taxes and cumulative effect of changes in accounting and the provision for income taxes are summarized as follows:

                                            1993      1992      1991
                                            ----      ----      ----
                                                 (in thousands)
Income before income taxes and cumulative
   effect of changes in accounting
      Domestic . . . . . . . . . . . .    $ 8,313   $ 4,896   $14,785
      Foreign  . . . . . . . . . . . .     12,289    18,453    21,430
                                          --------  --------  --------
                                           20,602    23,349    36,215

Provision for income taxes
   Current
      Domestic-Federal . . . . . . . .      3,348     1,483     4,393
              -State and local . . . .        382       560     1,690
      Foreign. . . . . . . . . . . . .      5,064     8,329     8,924
                                          --------  --------  --------
                                            8,794    10,372    15,007

   Deferred
      Domestic-Federal . . . . . . . .     (1,376)   (1,393)      558
              -State and local . . . .       (130)     (161)        0
      Foreign. . . . . . . . . . . . .       (701)      486       532
                                          --------  --------  --------
                                           (2,207)   (1,068)    1,090
                                          --------  --------  --------
                                            6,587     9,304    16,097

Income before cumulative effect of
   changes in accounting
      Domestic . . . . . . . . . . . .      6,089     4,407     8,144
      Foreign. . . . . . . . . . . . .      7,926     9,638    11,974
                                          --------  --------  --------
                                          $14,015   $14,045   $20,118
                                          ========  ========  ========


     A reconciliation of the effective tax rate to the U.S. statutory rate for 1993, 1992 and 1991 follows:

                                             1993    1992    1991
                                             ----    ----    ----
Statutory U.S. federal income tax rate. .    34.8%   34.0%   34.0%
State and local taxes on income net of
   domestic income tax benefit. . . . . .     0.8     1.1     3.1
Increase in effective rate due to
   impact of foreign subsidiaries . . . .     0.4     4.8     6.0
Foreign subsidiary liquidation. . . . . .       0       0    (3.0)
Repatriation of foreign earnings. . . . .     0.6     0.8     3.0
Reserve contracts . . . . . . . . . . . .    (3.7)   (0.5)      0
Goodwill with no U.S. tax benefit . . . .     2.5     2.5     1.5
All other . . . . . . . . . . . . . . . .    (3.4)   (2.9)   (0.2)
                                             -----   -----   -----

   Effective income tax rate. . . . . . .    32.0%   39.8%   44.4%
                                             =====   =====   =====


     The use of accelerated depreciation for income tax purposes resulted in a deferred tax benefit of $358,000 in 1991. SFAS No. 87 pension credits resulted in deferred tax expense of $1,047,000 in 1991.

     Significant components of the Company's deferred income tax liabilities and assets as of October 31, are as follows:

                                                            (in thousands)
   Deferred income tax liabilities:                         1993      1992
                                                            ----      ----
      Tax over book depreciation. . . . . . . . . . . .   $13,234   $13,358
      Prepaid pension asset . . . . . . . . . . . . . .     8,760     7,412
      United Kingdom property sale. . . . . . . . . . .     1,274     1,339
      Other . . . . . . . . . . . . . . . . . . . . . .       273       846
                                                          -------   -------
         Total deferred income tax liabilities. . . . .    23,541    22,955
   Deferred income tax assets:
      Postretirement benefits . . . . . . . . . . . . .     6,783     5,995
      Employee benefits . . . . . . . . . . . . . . . .     6,407     5,810
      Net operating loss carryforwards. . . . . . . . .     4,895     3,603
      Inventory valuation . . . . . . . . . . . . . . .     2,048     2,361
      Product liability . . . . . . . . . . . . . . . .     1,928     1,452
      Other . . . . . . . . . . . . . . . . . . . . . .     2,306       713
                                                          -------   -------
         Total deferred income tax assets . . . . . . .    24,367    19,934
      Valuation allowance for deferred income tax
         assets . . . . . . . . . . . . . . . . . . . .     4,210     2,570
                                                          -------   -------
         Net deferred income tax assets . . . . . . . .    20,157    17,364

                                                          -------   -------
         Net deferred income tax liabilities. . . . . .   $ 3,384   $ 5,591
                                                          =======   =======


     The net effect of tax rate changes decreased deferred income taxes approximately $240,000 during fiscal 1993. The valuation allowance has increased by $1,640,000 in 1993 and $847,000 in 1992 since adoption of SFAS No. 109 on November 1, 1991. Of the $4,895,000 in operating loss carryforwards, $1,306,000 will expire in 1995, $1,348,000 in 1997 and the balance will be available indefinitely. At October 31, 1993, the Company also had unused foreign tax credit carryovers of approximately $2,462,000 of which $1,263,000 will expire in 1995 and the balance will expire through the year 1998.

NOTE G - QUARTERLY DATA (unaudited)


     1993                          First    Second     Third    Fourth      Total
- ----------------------------------------------------------------------------------
                                (in thousands, except per-share amounts)
Net sales. . . . . . . . . . .   $99,327   $114,213  $117,252  $117,785   $448,577
Gross profit . . . . . . . . .    27,159     33,174    34,272    35,135    129,740
Net income . . . . . . . . . .       627      3,158     4,156     6,074     14,015
Earnings per share:
   Net income:
      Primary. . . . . . . . .   $   .01   $    .26  $    .36  $    .55   $   1.18
      Fully diluted. . . . . .       .01        .25       .35       .52       1.14
Dividends per common share . .       .17        .17       .17       .17        .68


     1992                          First    Second     Third    Fourth      Total
- ----------------------------------------------------------------------------------
                                (in thousands, except per-share amounts)
Net sales. . . . . . . . . . .   $95,463   $104,512  $119,552  $131,081   $450,608
Gross profit . . . . . . . . .    27,919     30,125    35,939    40,318    134,301
Income before cumulative effect
   of change in accounting . .       743      1,492     4,801     7,009     14,045
Change in accounting for
   income taxes. . . . . . . .     3,391          0         0         0      3,391
Net income . . . . . . . . . .     4,134      1,492     4,801     7,009     17,436
Earnings per share:
   Primary:
      Income (loss) before cumulative
         effect of change in
         accounting. . . . . .     $(.08)     $(.01)     $.43      $.65      $ .97
      Net income (loss). . . .       .26       (.01)      .43       .65       1.31
   Fully diluted:
      Income (loss) before cumulative
         effect of change in
         accounting. . . . . .      (.08)      (.01)      .41       .61        .95
      Net income (loss). . . .       .25       (.01)      .41       .61       1.26
Dividends per common share . .       .17        .17       .17       .17        .68

     During the first and second quarters of 1993, the Company received fees from a licensing agreement between the Company's Astron Division in Europe and Geoyang Development Co., Ltd., in Korea. The fees increased net income by $365,000 or $.04 per share in the first quarter and $323,000 or $.03 per share in the second quarter. Favorable conclusions to a number of open tax issues, including prior years' tax audits and settlement of a dispute with one foreign tax authority, increased net income in the third and fourth quarters of 1993 by $1,100,000 or $.11 per share and $952,000 or $.09 per share, respectively.

     During the second quarter of 1992, the Company used the proceeds from the Senior Notes to redeem the Series C Senior Increasing Rate Cumulative Convertible Preferred shares. The result of this refinancing activity increased income applicable to common stock by $1,456,000 or $.14 per share ($.07 in both the third and fourth quarters).

     Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share do not necessarily equal the total for the year.

NOTE H - PRODUCT DEVELOPMENT COSTS


     The Company maintains ongoing development programs at various facilities to formulate, design and test new products and product alternatives, and to further develop and significantly improve existing products. The Company intends to continue substantial expenditures on research and development in this area. Costs associated with these activities, which the Company expenses as incurred, are shown for the three-year period below:


                                       1993      1992      1991
                                       ----      ----      ----
                                            (in thousands)
     Research and Development. . .   $ 6,708   $ 8,045   $ 6,207
     Engineering . . . . . . . . .    12,416    11,352    11,023
                                     -------   -------   -------

                                     $19,124   $19,397   $17,230
                                     =======   =======   =======

     Percent of net sales. . . . .      4.3%      4.3%      3.9%
                                        ====      ====      ====

NOTE I - SEGMENT REPORTING


     The Company is engaged in the design, manufacture and sale of products in three segments: Hydraulic Components, Metal Products and Fluid Purification Systems.

     Operating income represents total revenue less total operating expenses. Identifiable assets are those assets used in the operations of each business segment or geographic area or which are allocated when used jointly. Corporate assets are principally cash and cash equivalents.

- -------------------------------------------------------------------------------

INDUSTRY SEGMENTS                               (in thousands)
                                                           Fluid
                                Hydraulic     Metal     Purification
     1993                       Components   Products     Systems       Total
- -------------------------------------------------------------------------------
Net sales. . . . . . . . . . .   $190,170    $127,636     $130,771    $448,577
Operating income:
   Before nonrecurring items .     17,170      10,699       (1,639)     26,230
   Nonrecurring items. . . . .          0           0         (860)       (860)
                                 ----------------------------------------------
      Total operating income .     17,170      10,699       (2,499)     25,370
Interest expense . . . . . . .                                           5,744
Other income-net . . . . . . .                                             976
Income before income taxes . .                                          20,602
Identifiable assets. . . . . .    124,608      59,124      137,895     321,627
Corporate assets . . . . . . .                                          25,708
Total assets . . . . . . . . .                                         347,335
Depreciation and amortization.      6,125       2,455        7,956      16,536
Capital expenditures . . . . .      4,434       1,760        3,241       9,435


     1992
- ------------------------------------------------------------------------------
Net sales. . . . . . . . . . .   $178,072    $144,348     $128,188    $450,608
Operating income:
   Before nonrecurring items .     12,175      21,280       (1,981)     31,474
   Nonrecurring items. . . . .       (240)          0       (1,095)     (1,335)
                                 ----------------------------------------------
      Total operating income .     11,935      21,280       (3,076)     30,139
Interest expense . . . . . . .                                           6,277
Other expense-net. . . . . . .                                             513
Income before income taxes . .                                          23,349
Identifiable assets. . . . . .    126,736      64,654      138,781     330,171
Corporate assets . . . . . . .                                          19,828
Total assets . . . . . . . . .                                         349,999
Depreciation and amortization.      5,918       2,260        8,451      16,629
Capital expenditures . . . . .      4,529       2,858        6,729      14,116

     1991
- -------------------------------------------------------------------------------
Net sales. . . . . . . . . . .   $166,373    $139,569     $131,019    $436,961
Operating income:
   Before nonrecurring items .      9,143      22,965        6,753      38,861
   Nonrecurring items. . . . .        466           0       (1,035)       (569)
                                 ----------------------------------------------
      Total operating income .      9,609      22,965        5,718      38,292
Interest expense . . . . . . .                                           5,881
Other income-net . . . . . . .                                           3,804
Income before income taxes . .                                          36,215
Identifiable assets. . . . . .    123,692      60,817      137,135     321,644
Corporate assets . . . . . . .                                          13,418
Total assets . . . . . . . . .                                         335,062
Depreciation and amortization.      5,728       1,989        8,727      16,444
Capital expenditures . . . . .      8,658       2,885        8,554      20,097


     In the following table, data in the column labeled "Europe" pertains to subsidiaries operating within the European Economic Community. Data for all remaining overseas subsidiaries is shown in the column marked "Other."

GEOGRAPHIC AREA                                (in thousands)

                          United
     1993                 States    Europe    Other   Elimination   Consolidated
- --------------------------------------------------------------------------------
Sales to customers. . .  $242,333  $151,207  $55,037                  $448,577
Inter-area sales. . . .    17,493     3,165      880    $21,538
                         -------------------------------------------------------

Total sales . . . . . .   259,826   154,372   55,917     21,538        448,577
Operating income. . . .    15,352     5,208    4,810                    25,370
Identifiable assets . .   172,218   103,383   46,026                   321,627


     1992
- --------------------------------------------------------------------------------
Sales to customers. . .  $210,663  $186,797  $53,148                  $450,608
Inter-area sales. . . .    21,770     3,094      943    $25,807
                         -------------------------------------------------------

Total sales . . . . . .   232,433   189,891   54,091     25,807        450,608
Operating income. . . .     9,275    17,814    3,050                    30,139
Identifiable assets . .   185,620   104,610   39,941                   330,171


     1991
- --------------------------------------------------------------------------------
Sales to customers. . .  $207,860  $174,967  $54,134                  $436,961
Inter-area sales. . . .    20,602     2,888      533    $24,023
                         -------------------------------------------------------

Total sales . . . . . .   228,462   177,855   54,667     24,023        436,961
Operating income. . . .    15,796    18,868    3,628                    38,292
Identifiable assets . .   178,857    99,982   42,805                   321,644


     Net assets of foreign subsidiaries at October 31, 1993 and 1992 were $89,997,000 and $99,396,000, respectively, of which net current assets were $50,034,000 and $53,219,000, also respectively.

NOTE J - INSURANCE SETTLEMENT


     Included in 1991 nonoperating income is an insurance settlement gain of $2,411,000 for a filtration production facility in Calais, France, partially destroyed by fire during the latter half of 1990. The settlement increased net income in the first quarter of 1991 by $1,743,000 or $.17 per share. The Company also received business interruption insurance proceeds during 1991 which were sufficient to offset lost business and the added costs incurred to supply European product requirements from an alternative source within the Corporation. No previous income recognition was determinable until the insurance carrier and the Company had reached agreement as to the settlement amount.

NOTE K - ACQUISITIONS


BIOKEN SEPARATIONS, INC.
     Effective December 6, 1991, the Company acquired the assets of Bioken Separations, Inc., a manufacturer of proprietary cross- flow membrane devices and systems. The unit operates under the Fluid Purification Systems group and is located in Norwood, Massachusetts. The cost of the acquisition amounted to $2,224,000 and was financed by internally generated funds.


KENART EMC, INC.
     Effective February 28, 1991, the Company acquired the assets of Kenart EMC, Inc., formerly doing business as Teknar EMC, Inc. Teknar manufactures a line of electronic motion control products. The Company relocated operations to an existing production facility in Minneapolis, Minnesota.

     The two acquisitions have been accounted for as purchase transactions, and therefore, the accounts of each have been included in the accompanying financial statements since their respective acquisition date. Pro forma financial results are not provided herein for any of the acquisitions because the impact of sales and net earnings on consolidated amounts are immaterial in each case.

NOTE L - PREFERRED STOCK

     During fiscal 1990, the Company designated three separate series of preferred shares as follows:

SERIES A PARTICIPATING PREFERRED SHARES

     On November 29, 1989, the Company created a new class of stock, Series A Participating Preferred Shares (the Series A) and adopted a Shareholder Rights Plan (the Plan). The Plan is designed to protect shareholders from the disruptions created by market accumulators and certain abusive takeover practices. The Plan provides for the distribution of one preferred share purchase right as a dividend for each outstanding share of common stock. Each right, when exercisable, entitles shareholders to buy one one-hundredth of a share of the Series A preferred stock for $75. Each one one- hundredth of a share of preferred stock is intended to be the practical economic equivalent of a share of common stock and will have one one-hundredth of a vote on all matters submitted to a vote of shareholders of the Company. Until the rights become exercisable, they have no dilutive effect on earnings per share.

     The rights may be exercised, in general, only if a person or group acquires 20 percent or more of the common stock without the prior approval of the Board of Directors of the Company or announces a tender or exchange offer that would result in ownership of 20 percent or more of the common stock. In the event of the acquisition of 20 percent or more of the common stock without the prior approval of the Board, all rights holders except the acquirer may purchase the common stock of the Company having a value of twice the exercise price of the rights. If the Company is acquired in a merger, after the acquisition of 20 percent of the voting power of the Company, rights holders except the acquirer may purchase shares in the acquiring company at a similar discount. The Plan was not adopted in response to any pending takeover proposal, and the rights will expire on November 29, 1999.


SERIES B ESOP CONVERTIBLE PREFERRED STOCK

     On February 14, 1990, the Company established two newly-formed leveraged employee stock ownership plans (the ESOPs) and sold to the ESOPs 1,074,107 shares of a newly created cumulative ESOP Convertible Preferred Stock Series B (the Series B) for a total of $24,973,000. The ESOPs currently cover most domestic salaried employees and certain domestic hourly employees. The remaining Series B shares are convertible into 876,368 shares of common stock at any time (0.823 of a share of common stock for each Series B share), subject to anti-dilution adjustments. The Series B shares are entitled to one vote per share and will vote together with the common stock as a single class. The Series B shares are held by a trustee which votes the allocated shares as directed by Plan participants. Unallocated shares held by the trustee are voted in the same proportion as are the allocated shares. Annual dividends are $1.97625 per share. The ESOPs originally borrowed $24,973,000 to purchase the Series B shares, and the Company has guaranteed the repayment of the remaining outstanding balance of that loan.

SERIES B ESOP CONVERTIBLE PREFERRED STOCK (continued)

     The Company paid to the ESOP's $2,109,000 in 1993 ($2,118,000 in 1992 and $2,122,000 in 1991) in preferred stock dividends and accrued or paid an additional $1,036,000 in 1993 ($862,000 in 1992 and $1,233,000 in 1991), in
Company match of employees' contributions to the Plan and to cover amounts sufficient to meet the debt service. These expenses were determined on the shares allocated method. In turn, the ESOPs made debt service payments of $1,841,000 in 1993, $1,975,000 in 1992 and $2,389,000 in 1991, primarily for interest charges.


SERIES C SENIOR INCREASING RATE CUMULATIVE CONVERTIBLE PREFERRED STOCK

     Also on February 14, 1990, the company sold 1,379,310 shares of a new Cumulative Convertible Preferred Stock Series C to General Electric Capital Corporation (GECC) for $40 million. The cumulative convertible preferred shares were subsequently replaced with a Series C Senior Increasing Rate Cumulative Convertible Preferred Stock (Series C) with the shareholders' approval on February 26, 1991. The Series C preferred stock was redeemed during the second quarter of fiscal 1992 with the proceeds received from the issuance of Senior Notes (see Note B). In addition to the face amount of $40 million, the Company was required to pay an early redemption premium of 8 percent ($3.2 million charged directly to retained earnings).

REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS


Shareholders and Board of Directors
Commercial Intertech Corp.
Youngstown, Ohio


We have audited the accompanying consolidated balance sheets of Commercial Intertech Corp. and subsidiaries as of October 31, 1993 and 1992, and the related statements of consolidated income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commercial Intertech Corp. and subsidiaries at October 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note F to the consolidated financial statements, in 1992, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


                                               Ernst & Young

Cleveland, Ohio
December 10, 1993

REPORT OF MANAGEMENT CONCERNING THE RESPONSIBILITIES
FOR FINANCIAL REPORTING AND INTERNAL CONTROL


     The financial statements and other related financial information contained in this report are the responsibility of, and prepared by, the management of the Company in conformity with generally accepted accounting principles. The statements present fairly and consistently the Company's financial position and results of operations but necessarily include amounts that are based on management's best estimates and judgement giving due consideration to materiality.

     The Company`s financial statements are audited by Ernst & Young, independent auditors who are appointed by the shareholders. Their role is to perform reviews of the Company's controls and audit the financial statements to the extent required by generally accepted auditing standards and to render an independent professional opinion of the results.

     The Company relies upon a system of internal accounting controls to ensure that its responsibility for the integrity of the financial operations and financial reporting is maintained. An internal audit staff coordinates its activities with the independent auditors to monitor the effectiveness of the operating policies, procedures and control systems.

     An audit committee appointed by the Board of Directors and composed solely of nonmanagement directors meets periodically with management, the independent auditors and the internal auditors to ensure that each is properly discharging its responsibilities. The independent auditors and the internal auditors have free access at all times to this committee without management presence to discuss the results of their audits and their evaluation of the quality of financial controls.

     Management also recognizes its responsibility for maintaining a strong ethical climate so that its affairs are conducted according to the highest standards of personal and corporate conduct. Employees and management are required to operate in accordance with a code of conduct which is publicized throughout the Company and its subsidiaries. This code of conduct addresses, among other things, potential conflicts of interest, compliance with all domestic and foreign laws, compliance in respect of financial disclosure and confidentiality of the Company's proprietary information. A systematic program is maintained to assure that these principles are adhered to.


                     Paul J. Powers
                     Chairman of the Board,
                     President and Chief Executive Officer

                     Philip N. Winkelstern
                     Senior Vice President and Chief Financial Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                    N/A

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Regarding the directors of the Registrant, reference is made to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement filed December 27, 1993 and as amended January 26, 1994, which information is incorporated by reference herein.

     The principal executive officers of the Company and their recent business experience are as follows:

     Name                         Office Held                        Age
     ----                         -----------                        ---
Paul J. Powers . . . . .  Chairman of the Board of Directors,         58
                             President and Chief Executive Officer
Philip N. Winkelstern. .  Senior Vice President, Chief Financial      63
                             Officer and Director
Thomas N. Bird . . . . .  Group Vice President - Fluid Purification   49
                             Products
Robert A. Calcagni . . .  Group Vice President - Metal Products       53
John Gilchrist . . . . .  Group Vice President - Hydraulic Products   48
William G. Welker. . . .  Group Vice President                        63
William W. Cushwa. . . .  Vice President - Planning, Assistant        56
                             Treasurer and Director
Bruce C. Wheatley. . . .  Vice President - Administration             52
Gilbert M. Manchester. .  General Counsel and Secretary               49
Steven J. Hewitt . . . .  Controller                                  44

     None of the officers are related and they are elected from year to year or until their successors are duly elected and qualified.

     All of the Executive Officers have been continuously employed by the Company for more than five years except Mr. Thomas Bird and Mr. Bruce Wheatley.

     Mr. Bird became an employee of Commercial Intertech Corp. in September of 1989. Before joining Commercial, Mr. Bird's experience includes: President of Channon's office supply stores and President and General Manager of the consumer division of Sherwin Williams.

     Mr. Wheatley became an employee of Commercial Intertech Corp. in July of 1992. Before joining Commercial, Mr. Wheatley's experience includes: Senior Vice President of Marketing and Public Affairs of The PIE Mutual Insurance Company and President of Dix & Eaton/Public Relations.

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to the information set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement filed December 27, 1993 and as amended January 26, 1994, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information contained under the captions "Security Ownership of Board of Directors and Named Executives" and "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement filed December 27, 1993 and as amended January 26, 1994, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information contained under the caption "Compensation of Directors" in the Company's definitive Proxy Statement filed December 27, 1993 and as amended January 26, 1994, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (A)  DOCUMENTS FILED AS PART OF THIS REPORT:

     (1)  Financial Statements:

                                                          Page Number
                                                         In This Report
                                                         --------------
     Statements of Consolidated Income - Years
        ended October 31, 1993, 1992 and 1991. . . . . .       22
     Consolidated Balance Sheets as of
        October 31, 1993 and 1992. . . . . . . . . . . .      23-24
     Statements of Consolidated Shareholders'
        Equity - Years ended October 31, 1993, 1992
        and 1991 . . . . . . . . . . . . . . . . . . . .       25
     Statements of Consolidated Cash Flows - Years
        ended October 31, 1993, 1992 and 1991. . . . . .       26
     Notes to Consolidated Financial Statements. . . . .      27-49
     Report of Independent Auditors. . . . . . . . . . .       50
     Report of Management Concerning the
        Responsibilities for Financial Reporting
        and Internal Control . . . . . . . . . . . . . .       51

     (2)  Financial Statements Schedules -- Years
          Ended October 31, 1993, 1992 and 1991:

     Schedule V    - Property, Plant and Equipment . . .       S-1
     Schedule VI   - Accumulated Depreciation,
                        Depletion and Amortization of
                        Property, Plant and Equipment. .       S-2
     Schedule VIII - Valuation and Qualifying Accounts .       S-3
     Schedule IX   - Short-Term Borrowings . . . . . . .       S-4
     Schedule X    - Supplementary Income Statement
                        Information. . . . . . . . . . .       S-5


     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
          (continued)

     (3)  Exhibits

          3 -- Articles of Incorporation filed as of April 17, 1992
               (incorporated by reference to Exhibit I to the Company's Annual Report on Form 10-K for the year ended October 31, 1992)

         10 -- Material Contracts

               Exhibits
               (2)  Employment Agreement - Paul J. Powers
                    dated February 15, 1988
               (4) Employment Agreement - Philip N. Winkelstern dated February 15, 1988
               (5) Severance Compensation and Consulting Agreement - Paul J. Powers dated February 15, 1988
               (7)  Severance Compensation and Consulting Agreement -
                    Philip N. Winkelstern dated February 15, 1988
              (10)  Severance Compensation Agreement - William G. Welker
                    dated April 26, 1989
              (11) Severance Compensation Agreement - Thomas N. Bird dated September 28, 1989
              (12) Severance Compensation Agreement - William W. Cushwa dated September 28, 1989
              (13) Severance Compensation Agreement - Steven J. Hewitt dated September 28, 1989
              (14)  Severance Compensation Agreement -
                    Robert A. Calcagni dated September 28, 1989
              (15) Severance Compensation Agreement - John Gilchrist dated June 25, 1992


          Exhibits 2, 4, 5, 7 and 10-15 for "Material Contracts" are incorporated by reference to exhibits filed with Form 10-K for the following years:

                    Exhibits                 Year Filed
                    --------                 ----------
                 2, 4, 5 and 7            October 31, 1988
                 10 and 11                October 31, 1989
                 12 and 13                October 31, 1990
                 14 and 15                October 31, 1992

              (16)  Severance Compensation Agreement -
                    Gilbert M. Manchester dated September 28, 1989
              (17) Severance Compensation Agreement - Bruce C. Wheatley dated July 20, 1992

          Additional information relating to management contracts and remunerative plans is contained in Note D - Stock Options and Awards of the Notes to Consolidated Financial Statements on page 34.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
          (continued)


         11 -- Computation of Per Share Earnings

         22 -- Subsidiaries of The Registrant

         23 -- Consent of Independent Auditors

     (B)  There were no reports on Form 8-K for the quarter ended
          October 31, 1993.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           COMMERCIAL INTERTECH CORP.

Dated:  January 26, 1994



    Paul J. Powers                       P. N. Winkelstern
    Chairman of the Board of             Senior Vice President,
    Directors, President and             Principal Financial Officer,
    Principal Executive Officer          and Director



    Steven J. Hewitt
    Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above.

         Name                     Title              Date
         ----                     -----              ----
    Charles B. Cushwa III         Director       January 26, 1994


    William W. Cushwa             Director       January 26, 1994


    John M. Galvin                Director       January 26, 1994


    Richard J. Hill               Director       January 26, 1994


    Neil D. Humphrey              Director       January 26, 1994


    Kipton C. Kumler              Director       January 26, 1994


    Gerald C. McDonough           Director       January 26, 1994


    John Nelson                   Director       January 26, 1994


    John F. Peyton                Director       January 26, 1994


    Don E. Tucker                 Director       January 26, 1994

SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES


FOR THE YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991

- ----------------------------------------------------------------------------------------------------
      COLUMN A                    COLUMN B     COLUMN C     COLUMN D      COLUMN E       COLUMN F
- ----------------------------------------------------------------------------------------------------
                                                                           OTHER
                                 BALANCE AT                               CHARGES       BALANCE AT
                                 BEGINNING     ADDITIONS                    ADD           END OF
   CLASSIFICATION                OF PERIOD      AT COST    RETIREMENTS    (DEDUCT) (1)    PERIOD
- ----------------------------------------------------------------------------------------------------
1993:
   Land & land improvements. .  $ 12,631,180  $         0  $    22,430   $  (141,709)   $ 12,467,041
   Buildings . . . . . . . . .    62,537,851      554,426      590,775    (1,417,752)     61,083,750
   Machinery & equipment . . .   161,185,199    6,565,092    6,783,315    (4,297,430)    156,669,546
   Construction in progress. .     3,219,188    2,315,444      (37,118)      (77,136)      5,494,614

                                ------------  -----------  -----------   -----------    ------------
         Totals. . . . . . . .  $239,573,418  $ 9,434,962  $ 7,359,402   $(5,934,027)   $235,714,951
                                ============  ===========  ===========   ===========    ============

1992:
   Land & land improvements. .  $ 12,331,108  $   472,707  $         0   $  (172,635)   $ 12,631,180
   Buildings . . . . . . . . .    55,305,416    6,322,969       33,432       942,898      62,537,851
   Machinery & equipment . . .   149,335,609   11,115,197    1,448,345     2,182,738     161,185,199
   Construction in progress. .     6,808,444   (3,794,660)     127,806       333,210       3,219,188

                                ------------  -----------  -----------   -----------    ------------
         Totals. . . . . . . .  $223,780,577  $14,116,213  $ 1,609,583   $ 3,286,211    $239,573,418
                                ============  ===========  ===========   ===========    ============

1991:
   Land & land improvements. .  $ 12,727,920  $    96,817  $    70,249   $  (423,380)   $ 12,331,108
   Buildings . . . . . . . . .    43,821,668   14,926,897    2,240,482    (1,202,667)     55,305,416
   Machinery & equipment . . .   145,948,773   11,925,601    5,208,096    (3,330,669)    149,335,609
   Construction in progress. .    14,229,612   (6,852,647)      83,541      (484,980)      6,808,444

                                ------------  -----------  -----------   -----------    ------------
         Totals. . . . . . . .  $216,727,973  $20,096,668  $ 7,602,368   $(5,441,696)   $223,780,577
                                ============  ===========  ===========   ===========    ============

[FN]
(1) Includes Bioken Separations, Inc. purchase of $976,688 in 1992; remainder is translation adjustment resulting from FASB #52.

     The annual provisions to depreciation have been computed principally in accordance with the following ranges of rates:

           Land improvements                             4 -- 20%
           Buildings                                     2 -- 20%
           Machinery & equipment                         5 -- 34%
           Patent rights and other intangible assets   2.5 -- 34%

SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES


FOR THE YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991

- -----------------------------------------------------------------------------------------------------
      COLUMN A                    COLUMN B     COLUMN C     COLUMN D       COLUMN E       COLUMN F
- -----------------------------------------------------------------------------------------------------
                                                                            OTHER
                                 BALANCE AT                                CHARGES       BALANCE AT
                                 BEGINNING     ADDITIONS                     ADD           END OF
   CLASSIFICATION                OF PERIOD      AT COST    RETIREMENTS     (DEDUCT) (A)    PERIOD
- -----------------------------------------------------------------------------------------------------
1993:
   Land improvements . . . . .  $  1,558,516  $   329,352  $  (125,000)  $   (80,962)   $  1,931,906
   Buildings . . . . . . . . .    19,492,915    1,919,865      379,359      (617,667)     20,415,754
   Machinery & equipment . . .    96,372,974   11,204,118    6,361,681    (2,829,033)     98,386,378

                                ------------  -----------  -----------   ------------   ------------
         Totals. . . . . . . .  $117,424,405  $13,453,335  $ 6,616,040   $(3,527,662)   $120,734,038
                                ============  ===========  ===========   ============   ============

1992:
   Land improvements . . . . .  $  1,358,361  $   160,430  $         0   $    39,725    $  1,558,516
   Buildings . . . . . . . . .    16,124,969    2,093,296        6,934     1,281,584      19,492,915
   Machinery & equipment . . .    85,472,594   11,173,302    1,100,936       828,014      96,372,974

                                ------------  -----------  -----------   ------------   ------------
         Totals. . . . . . . .  $102,955,924  $13,427,028  $ 1,107,870   $ 2,149,323    $117,424,405
                                ============  ===========  ===========   ============   ============

1991:
   Land improvements . . . . .  $  1,265,631  $   147,957  $    10,257   $   (44,970)   $  1,358,361
   Buildings . . . . . . . . .    15,128,524    1,825,580      429,934      (399,201)     16,124,969
   Machinery & equipment . . .    79,445,800   11,388,057    3,227,040    (2,134,223)     85,472,594

                                ------------  -----------  -----------   ------------   ------------
         Totals. . . . . . . .  $ 95,839,955  $13,361,594  $ 3,667,231   $(2,578,394)   $102,955,924
                                ============  ===========  ===========   ============   ============

(A)  Includes translation adjustment resulting from FASB #52.

SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES


FOR THE YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991

- ----------------------------------------------------------------------------------------------
        COLUMN A                          COLUMN B      COLUMN C     COLUMN D      COLUMN E
- ----------------------------------------------------------------------------------------------
                                                       ADDITIONS
                                         BALANCE AT    CHARGED TO                 BALANCE AT
                                         BEGINNING     COSTS AND    DEDUCTIONS      END OF
       DESCRIPTION                       OF PERIOD      EXPENSES        (A)         PERIOD
- ----------------------------------------------------------------------------------------------
1993:
   Allowance for doubtful accounts. . .  $1,611,566   $  581,798    $  428,638    $1,764,726
                                         ==========   ==========    ==========    ==========

1992:
   Allowance for doubtful accounts. . .  $1,535,257   $1,175,235    $1,098,926    $1,611,566
                                         ==========   ==========    ==========    ==========

1991:
   Allowance for doubtful accounts. . .  $1,751,378   $  942,261    $1,158,382    $1,535,257
                                         ==========   ==========    ==========    ==========


(A)  Uncollectible accounts written off.

SCHEDULE IX -- SHORT-TERM BORROWINGS
COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES


FOR THE YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991

- ------------------------------------------------------------------------------------------------------------
         COLUMN A                 COLUMN B    COLUMN C      COLUMN D         COLUMN E          COLUMN F
- ------------------------------------------------------------------------------------------------------------
                                  BALANCE     WEIGHTED   MAXIMUM AMOUNT   AVERAGE AMOUNT   WEIGHTED AVERAGE
   CATEGORY OF AGGREGATE            AT        AVERAGE     OUTSTANDING      OUTSTANDING      INTEREST RATE
   SHORT-TERM BORROWINGS          END OF      INTEREST     DURING THE       DURING THE       DURING THE
          (1)                     PERIOD        RATE         PERIOD          PERIOD (2)       PERIOD (3)
- ------------------------------------------------------------------------------------------------------------
1993:
   Loans payable to bank. . .  $17,599,143       5.7%     $24,955,732       $20,538,329          4.9%

1992:
   Loans payable to bank. . .  $18,268,042       4.6%     $20,471,989       $15,985,988          6.7%

1991:
   Loans payable to bank. . .  $ 8,269,096      10.8%     $32,861,489       $22,323,804         11.2%

(1)  Consists of bank loans with various dates of maturity.
(2) The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by 12.
(3) The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding.

SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES


FOR THE YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991


- -----------------------------------------------------------------------

      COLUMN A                                   COLUMN B
- -----------------------------------------------------------------------

      Item                             Charges To Costs And Expenses
- -----------------------------------------------------------------------
                                        1993        1992        1991
                                        ----        ----        ----
Maintenance and repairs. . . . . . . $8,203,000  $8,375,000  $7,690,000

Amortization of intangible assets. .  3,141,000   3,232,000   3,083,000

Advertising costs. . . . . . . . . .  5,930,000   5,307,000   5,328,000


     Amounts for taxes, other than payroll and income taxes, and royalties are not presented as such amounts are less than 1% of net sales.