Form 10-Q
period 1994-01-31
COMMERCIAL INTERTECH CORP
filed 1994-03-08
CIK 22470

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For period ended January 31, 1994       Commission file number 0-588
                 ----------------                              -----

                 COMMERCIAL INTERTECH CORP.
- --------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Ohio                                  34-0159880
- ----------------------------------   -------------------------------
   (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)              Identification No.)

    1775 Logan Avenue, Youngstown, Ohio             44501-0239
- -------------------------------------------   ----------------------
   (Address of principal executive offices)         (Zip Code)

                                (216) 746-8011
- --------------------------------------------------------------------
          Registrant's telephone number, including area code

                                Not Applicable
- --------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $1 Par Value--10,074,630 shares as of January 31, 1994.
- ---------------------------------------------------------------------

                                     INDEX

                           COMMERCIAL INTERTECH CORP.


Part I. Financial Information


Item 1. Financial Statements (Unaudited)

     Consolidated condensed balance sheets - January 31, 1994 and
     October 31, 1993

     Consolidated condensed statements of income - Three months ended January 31, 1994 and 1993

     Statements of consolidated cash flows - Three months ended
     January 31, 1994 and 1993

     Notes to consolidated condensed financial statements -
     January 31, 1994


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations





Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K



Signatures

                                             PART I.  FINANCIAL INFORMATION

                                     COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED BALANCE SHEETS

(Thousands of dollars)                                January 31,  October 31,
                                                         1994         1993
                                                      -----------  -----------
ASSETS
- ------
   CURRENT ASSETS:
      Cash and cash equivalents . . . . . . . . . .     $ 17,244     $ 25,066
      Accounts receivable, less allowance
         (1994-$1,875,000;  1993-$1,765,000). . . .       72,096       78,484
      Inventories . . . . . . . . . . . . . . . . .       52,341       49,883
      Deferred income tax benefits. . . . . . . . .       13,329       12,889
      Prepaid expenses. . . . . . . . . . . . . . .        3,365        4,643
                                                        --------     --------
                               TOTAL CURRENT ASSETS      158,375      170,965

   PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . .      239,406      235,715
      Less allowance for depreciation . . . . . . .      124,542      120,734
                                                        --------     --------
                                                         114,864      114,981
   NONCURRENT ASSETS:
      Intangible assets . . . . . . . . . . . . . .       29,029       29,822
      Pension assets. . . . . . . . . . . . . . . .       27,416       26,645
      Other assets. . . . . . . . . . . . . . . . .        3,745        4,922
                                                        --------     --------
                            TOTAL NONCURRENT ASSETS       60,190       61,389
                                                        --------     --------

                                       TOTAL ASSETS     $333,429     $347,335
                                                        ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
   CURRENT LIABILITIES:
      Accounts and notes payable. . . . . . . . . .     $ 80,149     $ 93,143
      Accrued income taxes. . . . . . . . . . . . .       10,776       14,786
      Dividends payable . . . . . . . . . . . . . .        2,286        2,270
                                                        --------     --------
                          TOTAL CURRENT LIABILITIES       93,211      110,199

   NONCURRENT LIABILITIES:
      Long-term debt. . . . . . . . . . . . . . . .       77,051       78,059
      Deferred income taxes . . . . . . . . . . . .       16,653       16,273
      Postretirement benefit. . . . . . . . . . . .       20,265       19,867
                                                        --------     --------
                       TOTAL NONCURRENT LIABILITIES      113,969      114,199

   SHAREHOLDERS' EQUITY:
      Preferred stock, no par value:
         Authorized:  10,000,000 shares
         Series A participating preferred shares. .            0            0
         Series B ESOP convertible preferred shares
            Issued:  1,064,846 shares . . . . . . .       24,758       24,758
      Common stock, $1 par value:
         Authorized:  30,000,000 shares
         Issued:  1994 - 10,074,630 shares (excluding
         28,008 in treasury); 1993 - 10,037,686
         shares (excluding 42,063 in treasury). . .       10,075       10,038
      Capital surplus . . . . . . . . . . . . . . .       39,503       39,034
      Retained earnings . . . . . . . . . . . . . .       75,121       75,087
      Deferred compensation . . . . . . . . . . . .      (20,108)     (21,248)
      Translation adjustment. . . . . . . . . . . .       (3,100)      (4,732)
                                                        ---------    ---------
                                                         126,249      122,937
                                                        ---------    ---------
                              TOTAL LIABILITIES AND
                              SHAREHOLDERS' EQUITY      $333,429     $347,335
                                                        ========     ========


           COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME



                                                 THREE MONTHS ENDED
(Thousands of dollars)                               January 31,
                                                 ------------------
                                                  1994        1993
                                                  ----        ----

Net sales. . . . . . . . . . . . . . . . . .    $104,360     $99,327
Less costs and expenses:
   Cost of products sold . . . . . . . . . .      72,659      72,168
   Selling, administrative and
      general expense. . . . . . . . . . . .      26,423      24,366
                                                --------     -------
                                                  99,082      96,534
                                                --------     -------
Operating income . . . . . . . . . . . . . .       5,278       2,793


Nonoperating income (expense):
   Interest income . . . . . . . . . . . . .         320         341
   Interest expense. . . . . . . . . . . . .      (1,530)     (1,513)
   Other . . . . . . . . . . . . . . . . . .        (471)        103
                                                ---------    --------
                                                  (1,681)     (1,069)
                                                ---------    --------

Income before income taxes . . . . . . . . .       3,597       1,724

Income taxes . . . . . . . . . . . . . . . .       1,529       1,097
                                                ---------    --------

Net income . . . . . . . . . . . . . . . . .    $  2,068     $   627
                                                =========    =======


Preferred stock dividend . . . . . . . . . .         526         529
                                                ---------    --------

Net income applicable to common stock. . . .    $  1,542     $    98
                                                =========    ========


Earnings per share of common stock:
   Net income:
      Primary. . . . . . . . . . . . . . . .      $ .15       $ .01
      Fully diluted. . . . . . . . . . . . .        .15         .01

   Cash dividends declared . . . . . . . . .      $ .17       $ .17

                                      COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                                         STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                             THREE MONTHS ENDED
(Thousands of dollars)                                           January 31,
                                                               ---------------
                                                               1994       1993
                                                               ----       ----
OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . . . . .     $ 2,068    $   627
   Adjustments to reconcile net income to net cash
         provided by operating activities:
      Provision for depreciation and amortization. . . .       3,914      4,022
      Postretirement benefit . . . . . . . . . . . . . .         342        251
      Pension plan credits . . . . . . . . . . . . . . .        (494)      (590)
      Change in deferred income taxes. . . . . . . . . .        (113)        84
      Change in current assets and liabilities:
         Decrease in accounts receivable . . . . . . . .       6,788     11,436
         (Increase) in inventories . . . . . . . . . . .      (1,560)      (113)
         Decrease in prepaid expenses and
            other current assets . . . . . . . . . . . .       1,327        165
         (Decrease) in accounts payable and
            accrued expenses . . . . . . . . . . . . . .     (10,844)    (8,306)
         (Decrease) in accrued income taxes. . . . . . .      (3,887)    (1,725)
                                                             --------    -------

   Net cash (used) provided by operating activities  . .      (2,459)     5,851

INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets. . . . . . . . . .          41          0
   Capital expenditures. . . . . . . . . . . . . . . . .      (2,315)    (1,917)
                                                            ---------  ---------

   Net cash (used) in investing activities . . . . . . .      (2,274)    (1,917)

FINANCING ACTIVITIES:
   Proceeds from long-term debts . . . . . . . . . . . .           0          0
   Principal payments on long-term debts . . . . . . . .      (1,049)    (5,851)
   Net borrowings under bank loan agreements . . . . . .        (299)       673
   Conversion of other assets. . . . . . . . . . . . . .         166       (187)
   Dividends paid. . . . . . . . . . . . . . . . . . . .      (2,219)    (2,215)

                                                             --------   --------
   Net cash (used) by financing activities . . . . . . .      (3,401)    (7,580)

Effect of exchange rate changes on cash. . . . . . . . .         312       (874)
                                                             --------   --------

Net (decrease) in cash and cash equivalents. . . . . . .      (7,822)    (4,520)

Cash and cash equivalents at beginning of period . . . .      25,066     19,396
                                                             --------   --------

Cash and cash equivalents at end of period . . . . . . .     $17,244    $14,876
                                                             --------   --------

   Cash paid during the period for:
      Interest . . . . . . . . . . . . . . . . . . . . .     $   421    $   434
      Income taxes . . . . . . . . . . . . . . . . . . .       5,529      2,737

COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

January 31, 1994

Note A - Basis of Presentation
- ------------------------------
         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 1994 are not necessarily indicative of the results that may be expected for the year ended
         October 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial Intertech Corp. and Subsidiaries' annual report on Form 10-K for the year ended October 31, 1993.

Note B - Per-Share Data
- -----------------------
         Per-share data was computed using the weighted average number of common shares outstanding during the period. The preferred stock issued in February, 1990 was determined not to be a common stock equivalent for primary earnings per share. In computing primary earnings per common share, the Series B and C preferred dividends and adjustments reduce income available to common shareholders.

         In computing fully diluted earnings per share, dilution is determined by dividing net earnings by the weighted average number of common shares outstanding during the period after giving effect to dilutive preferred stock assumed converted to common stock. The most dilutive calculation assumes conversion of Series B preferred stock to common shares and the subsequent adjustments to net income for Series C preferred dividends and dividend rate adjustments for Series B preferred to arrive at income available to common share-holders.

Note C - Inventories
- --------------------


         Inventories consisted of the following:


                                        January 31,   October 31,
                                            1994         1993
                                        -----------   -----------
                   Raw materials          $11,770      $11,412
                   Work-in-process         25,702       24,067
                   Finished goods          14,869       14,404
                                          -------      -------
                                          $52,341      $49,883
                                          -------      -------


Note D - Employee Stock Ownership Plan Loan (ESOP) - Guaranteed Debt
- --------------------------------------------------------------------
         During the third quarter of fiscal 1993, the Company's ESOP completed a refinancing program by issuing $23,231,000 of
         7.08 percent senior notes due December 31, 2009 privately placed with a group of insurance companies. The senior notes replace the $25 million variable interest rate loan. Since the debt is guaranteed by the Company, it is recorded in the long-term debt section of the Consolidated Balance Sheet with an offset shown as a reduction of shareholders' equity as Deferred Compensation. As Company contributions and dividends on the Senior B ESOP convertible preferred shares held by the ESOP are used to meet interest and principal payments, shares are released for allocation to eligible employees.

         The refinancing program is not reflected in the Company's cash flow statement because the ESOP's master trust handled all cash transactions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



First Quarter 1994 Compared To First Quarter 1993
- -------------------------------------------------
     Consolidated net revenues of $104,360,000 during the first three months of fiscal 1994, the highest first quarter sales recorded in the Company's history, were $5,033,000 or 5 percent higher than the same period last year. On the strength of this record performance, net income of $2,068,000 was $1,441,000 higher than the first quarter, fiscal 1993.

     Record first quarter revenues from operations in the United States of $62,946,000 were $10,938,000 or 21 percent higher than the first three months of last year as gains in sales were realized in virtually all market segments served by the Company. All of the Company's business units recorded domestic revenue percentage gains exceeding
9 percent, capitalizing on the continuing economic recovery in the United States. Meanwhile, first quarter sales reported by foreign operating units of $41,414,000 were $5,905,000 or 13 percent lower than the same period last year. The global recession continues to impact markets in Europe and the United Kingdom as double-digit percentage declines were realized by both the Hydraulic Components group and the Building Systems Division. Meanwhile, overseas sales recorded by the Fluid Purification Systems group were 15 percent higher than the first quarter of fiscal 1993, reflecting improvements in the economies of Japan and the Pacific Rim. Adjusted for changes in foreign currency exchange rates and due to a stronger U.S. dollar, foreign revenues would have been $1,845,000 or 5 percent higher at last year's exchange rates. On a parity adjusted basis, foreign market segment performance is mixed, with total foreign sales volume down 8 percent from last year's levels.

     Consolidated gross profit of $31,701,000 was $4,542,000 or 17 percent higher than last year, due generally to increased sales volume and vigilant cost control systems, as gross profit margins increased over three percentage points. Both domestic and foreign operations were able to realize similar gross margin gains since last year by responding to ever-changing global economic challenges.

     Operating income during the current period of $5,278,000 was $2,485,000 higher than the first three months of last year. All three of the Company's business units recognized significant year-over-year gains in operating income, despite lagging business conditions in Europe and the United Kingdom. Selling and administrative expenses during the current three month period of $26,423,000 were 8 percent higher than last year due principally to adjustments for foreign currency exchange rate differences and severance expenses recorded by the Fluid Purification Systems and Hydraulic Components groups.

     Nonoperating expenses of $1,681,000 during the current quarter were $612,000 higher than the same period last year, due principally to foreign currency losses incurred as a result of fluctuating exchange rates, incurred primarily by the Company's Brazilian subsidiary. Meanwhile, interest expense of $1,530,000 remained relatively the same as the first three months of last year.

     The effective income tax rate of 43 percent during the first quarter of fiscal 1994 is lower than the same period last year, due principally to higher income in the United States where income tax rates are lower than those recorded by the Company's foreign operations.

FINANCIAL CONDITION
- -------------------

     Cash and cash equivalents decreased $7,822,000 during the first three months of fiscal 1994. Operating performance resulted in cash used by operating activities of $2,459,000, compared to $5,851,000 of cash provided during the same period last year. Cash used in investing activities of $2,274,000 was $357,000 higher than the first quarter of fiscal 1993 partially due to higher capital expenditures in the current period. In light of current market trends and economic conditions, the Company continues to actively monitor its capital spending requirements. Cash used by financing activities of $3,401,000 was $4,179,000 lower than the same period last year due principally to the reduction of payments against long-term debt.

     The Company expects internal cash flows to generate sufficient resources to support operating needs and to finance pending capital expenditure programs. Supplemental borrowings against existing credit facilities will also be used as required to finance the capitalization programs.

     Net trade customer orders received of $117,377,000 during the first three months of the current fiscal year were 15 percent higher than the same period last year, adjusted for foreign currency differences, but 3 percent lower than bookings received during the fourth quarter of fiscal 1993, parity adjusted. Current period orders received by all three domestic business units exceeded last year's levels; bookings recorded by the Hydraulic Components and Metal Products groups were significantly higher than the same period last year. The foreign Hydraulic Components and Fluid Purification Systems groups reported gains in customer orders, parity adjusted over the same period last year, rebounding from the depressed levels experienced in fiscal 1993. Meanwhile, orders received by the Building Systems Division in Europe fell 20 percent from last year's first quarter levels, parity adjusted, and were 10 percent lower than the last quarter of fiscal 1993, adjusting for changes in foreign currency exchange rates. The European economy remains soft and projections for any significant recovery in the short term appear uncertain. Earnings from the Company's operations based in Europe are expected to be impacted accordingly. The current trade order backlog of $120,676,000, at its highest level in 16 months, is 12 percent higher than the backlog at the end of fiscal 1993, on a parity adjusted basis. Despite record first quarter sales, the backlog of unshipped orders remains 9 percent higher than the balance at the end of the first quarter of last year, adjusting for currency exchange rate differences.

                                              PART II.   OTHER INFORMATION



Item 6.   Exhibits and reports on Form 8-K


(a)  Exhibit I - Computation of per share earnings
     (in thousands, except per share data)


                                                        Three Months Ended
                                                            January 31,
                                                        ------------------
                                                         1994        1993
                                                         ----        ----
Primary
- -------
   Average shares outstanding. . . . . . . . . . . .    10,046       9,938
   Net effect of dilutive stock options - based
      on the treasury stock method using average
      market price . . . . . . . . . . . . . . . . .        44          55
                                                       --------    --------
                                                        10,090       9,993
                                   Total . . . . . .   ========    ========

   Net income. . . . . . . . . . . . . . . . . . . .   $ 2,068     $   627
   Preferred stock dividends and adjustments . . . .      (526)       (529)

                                                       --------    ---------
   Income applicable to common stock . . . . . . . .   $ 1,542     $    98
                                                       ========    =========
   Per share amount. . . . . . . . . . . . . . . . .     $0.15       $0.01
                                                       ========    =========

Fully Diluted
- -------------
   Average shares outstanding. . . . . . . . . . . .    10,046       9,938
   Net effect of dilutive stock options - based
      on the treasury stock method using the period
      end price, if higher than average market
      price. . . . . . . . . . . . . . . . . . . . .        44          55
   Common share equivalents:
      Series B Preferred . . . . . . . . . . . . . .       876         881

                                                       --------    --------
                                   Total . . . . . .    10,966      10,874
                                                       ========    ========

   Net income. . . . . . . . . . . . . . . . . . . .   $ 2,068     $   627
   Preferred stock (Series B) dividends and
      rate adjustment. . . . . . . . . . . . . . . .      (377)       (379)

                                                       --------    --------
   Income applicable to common stock . . . . . . . .   $ 1,691     $   248
                                                       ========    ========

   Per share amount. . . . . . . . . . . . . . . . .     $0.15       $0.02 (A)
                                                         =====       =====

(A) Fully diluted earnings per share on net income is anti-dilutive. Therefore, fully diluted earnings is the same as primary earnings per share on the income statement.


(b)  Reports On Form 8-K

     No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COMMERCIAL INTERTECH CORP.





Date   March 2, 1994             By /S/Philip N. Winkelstern
    ------------------------       ---------------------------------
                                      Philip N. Winkelstern
                                      Senior Vice President and
                                      Chief Financial Officer