Form 10-Q
period 1994-04-30
COMMERCIAL INTERTECH CORP
filed 1994-06-10
CIK 22470

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


      For period ended April 30, 1994        Commission file number 0-588
                       --------------                               -----


                          COMMERCIAL INTERTECH CORP.
- - -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Ohio                              34-0159880
- - ---------------------------------------   -------------------------------
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification No.)

   1775 Logan Avenue, Youngstown, Ohio             44501-0239
- - ---------------------------------------   -------------------------------
(Address of principal executive offices)           (Zip Code)

                                (216) 746-8011
- - -------------------------------------------------------------------------
               Registrant's telephone number, including area code


                                Not Applicable
- - -------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.


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

   Common Stock, $1 Par Value--10,107,147 shares as of April 30, 1994
- - -------------------------------------------------------------------------

                                     INDEX

                           COMMERCIAL INTERTECH CORP.


Part I. Financial Information


Item 1. Financial Statements (Unaudited)

     Consolidated condensed balance sheets - April 30, 1994 and
     October 31, 1993

     Consolidated condensed statements of income - Six months ended April 30, 1994 and 1993; three months ended April 30, 1994 and 1993

     Statements of consolidated cash flows - Six months ended
     April 30, 1994 and 1993

     Notes to consolidated condensed financial statements -
     April 30, 1994


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations





Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K



Signatures

                         PART I.  FINANCIAL INFORMATION

                  COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

(Thousands of dollars)                                 April 30,  October 31,
                                                         1994        1993
                                                       ---------  -----------
ASSETS
- - ------
   CURRENT ASSETS:
      Cash and cash equivalents . . . . . . . . . .    $ 15,001     $ 25,066
      Accounts receivable, less allowance
         (1994-$2,007,000;  1993-$1,765,000). . . .      82,757       78,484
      Inventories . . . . . . . . . . . . . . . . .      54,122       49,883
      Deferred income tax benefits. . . . . . . . .      13,008       12,889
      Prepaid expenses. . . . . . . . . . . . . . .       3,698        4,643
                                                       --------     --------
                               TOTAL CURRENT ASSETS     168,586      170,965

   PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . .     246,522      235,715
      Less allowance for depreciation . . . . . . .     128,268      120,734
                                                       --------     --------
                                                        118,254      114,981
   NONCURRENT ASSETS:
      Intangible assets . . . . . . . . . . . . . .      28,261       29,822
      Pension assets. . . . . . . . . . . . . . . .      28,185       26,645
      Other assets. . . . . . . . . . . . . . . . .       3,323        4,922
                                                       --------     --------
                            TOTAL NONCURRENT ASSETS      59,769       61,389
                                                       --------     --------

                                       TOTAL ASSETS    $346,609     $347,335
                                                       ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
   CURRENT LIABILITIES:
      Bank Loans. . . . . . . . . . . . . . . . . .    $ 17,353     $ 17,599
      Accounts and notes payable. . . . . . . . . .      68,703       75,544
      Accrued income taxes. . . . . . . . . . . . .      10,165       14,786
      Dividends payable . . . . . . . . . . . . . .       2,300        2,270
                                                       --------     --------
                          TOTAL CURRENT LIABILITIES      98,521      110,199

   NONCURRENT LIABILITIES:
      Long-term debt. . . . . . . . . . . . . . . .      76,978       78,059
      Deferred income taxes . . . . . . . . . . . .      16,739       16,273
      Postretirement benefit. . . . . . . . . . . .      20,529       19,867
                                                       --------     --------
                       TOTAL NONCURRENT LIABILITIES     114,246      114,199

   SHAREHOLDERS' EQUITY:
      Preferred stock, no par value:
         Authorized:  10,000,000 shares
         Series A participating preferred shares. .           0            0
         Series B ESOP convertible preferred shares
      Series B ESOP convertible preferred shares
            Issued:  1994 - 1,059,407 shares
                     1993 - 1,064,846 shares. . . .      24,631       24,758
      Common stock, $1 par value:
         Authorized:  30,000,000 shares
         Issued:  1994 - 10,107,147 shares (excluding
         76,491 in treasury); 1993 - 10,037,686
         shares (excluding 42,063 in treasury). . .      10,107       10,038
      Capital surplus . . . . . . . . . . . . . . .      39,973       39,034
      Retained earnings . . . . . . . . . . . . . .      79,697       75,087
      Deferred compensation . . . . . . . . . . . .     (20,108)     (21,248)
      Translation adjustment. . . . . . . . . . . .        (458)      (4,732)
                                                       ---------    ---------
                                                        133,842      122,937
                                                       ---------    ---------
                              TOTAL LIABILITIES AND
                              SHAREHOLDERS' EQUITY     $346,609     $347,335
                                                       ========     ========

                  COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                       SIX MONTHS ENDED   THREE MONTHS ENDED
(Thousands of dollars)                     April 30,           April 30,
                                       ----------------   ------------------
                                        1994      1993      1994      1993
                                        ----      ----      ----      ----
Net sales. . . . . . . . . . . . . .  $225,803  $213,540  $121,443  $114,213
Less costs and expenses:
   Cost of products sold . . . . . .   155,574   153,207    82,915    81,039
   Selling, administrative and
      general expense. . . . . . . .    53,126    50,576    26,703    26,210
   Nonrecurring items. . . . . . . .         0       370         0       370
                                      --------- --------- --------- ---------
                                       208,700   204,153   109,618   107,619
                                      --------- --------- --------- ---------
Operating income . . . . . . . . . .    17,103     9,387    11,825     6,594

Nonoperating income (expense):
   Interest income . . . . . . . . .       542       579       222       238
   Interest expense. . . . . . . . .    (2,915)   (3,051)   (1,385)   (1,538)
   Other . . . . . . . . . . . . . .    (1,172)      172      (701)       69
                                      --------- --------- --------- ---------
                                        (3,545)   (2,300)   (1,864)   (1,231)
                                      --------- --------- --------- ---------

Income before income taxes . . . . .    13,558     7,087     9,961     5,363

Income taxes . . . . . . . . . . . .     4,881     3,302     3,352     2,205
                                      --------- --------- --------- ---------

Net income . . . . . . . . . . . . .  $  8,677  $  3,785  $  6,609  $  3,158
                                      ========= ========= ========= =========

Preferred stock dividend . . . . . .     1,050     1,057       524       528
                                      --------- --------- --------- ---------

Net income applicable to common stock $  7,627  $  2,728  $  6,085  $  2,630
                                      ========  ========  ========  ========

Earnings per share of common stock:
   Net income:
      Primary. . . . . . . . . . . .     $ .75     $ .27     $ .60     $ .26
      Fully diluted. . . . . . . . .     $ .72     $ .27     $ .57     $ .25
   Cash dividends declared . . . . .     $ .34     $ .34     $ .17     $ .17

                  COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                            SIX MONTHS ENDED
(Thousands of dollars)                                          April 30,
                                                            ----------------
                                                             1994      1993
                                                             ----      ----
OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . . . . .   $ 8,677   $ 3,785
      Adjustments to reconcile net income to net cash
         provided by operating activities:
      Provision for depreciation and amortization. . . .     7,941     8,052
      Postretirement benefit . . . . . . . . . . . . . .       506       394
      Pension plan credits . . . . . . . . . . . . . . .      (981)   (1,204)
      Change in deferred income taxes. . . . . . . . . .       252      (401)
      Change in current assets and liabilities:
         (Increase) decrease in accounts receivable. . .    (2,250)    4,582
         (Increase) decrease in inventories. . . . . . .    (2,704)      512
         Decrease in prepaid expenses and
            other current assets . . . . . . . . . . . .     1,041     1,795
         (Decrease) in accounts payable and
            accrued expenses . . . . . . . . . . . . . .    (3,830)   (4,552)
         (Decrease) in accrued income taxes. . . . . . .    (4,157)     (667)
                                                           --------   -------

   Net cash provided by operating activities . . . . . .     4,495    12,296

INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets. . . . . . . . . .       196        27
   Investment in intangibles . . . . . . . . . . . . . .         0         0
   Capital expenditures. . . . . . . . . . . . . . . . .    (7,622)   (3,813)
                                                          --------- ---------

   Net cash (used) in investing activities . . . . . . .    (7,426)   (3,786)

FINANCING ACTIVITIES:
   Proceeds from long-term debts . . . . . . . . . . . .         0       131
   Principal payments on long-term debts . . . . . . . .    (1,421)   (7,284)
   Net borrowings under bank loan agreements . . . . . .    (2,799)    1,595
   Proceeds from reserve contracts . . . . . . . . . . .       676         0
   Conversion of other assets. . . . . . . . . . . . . .        68      (154)
   Dividends paid. . . . . . . . . . . . . . . . . . . .    (4,443)   (4,435)
                                                           -------    ------

   Net cash (used) by financing activities . . . . . . .    (7,919)  (10,147)

Effect of exchange rate changes on cash. . . . . . . . .       785      (235)
                                                           --------  --------

Net (decrease) in cash and cash equivalents. . . . . . .   (10,065)   (1,872)

Cash and cash equivalents at beginning of period . . . .    25,066    19,396
                                                           --------  --------

Cash and cash equivalents at end of period . . . . . . .   $15,001   $17,524
                                                           =======   =======
   Cash paid during the period for:
      Interest . . . . . . . . . . . . . . . . . . . . .   $ 2,915   $ 2,839
      Income taxes . . . . . . . . . . . . . . . . . . .     8,786     4,371

COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

April 30, 1994

Note A - Basis of Presentation
- - ------------------------------
         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month and three-month period ended April 30, 1994 are not necessarily indicative of the results that may be expected for the year ended October 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial Intertech Corp. and Subsidiaries' annual report on Form 10-K for the year ended October 31, 1993.

Note B - Per-Share Data
- - -----------------------
         Per-share data was computed using the weighted average number of common shares outstanding during the period. The preferred stock issued in February, 1990 was determined not to be a common stock equivalent for primary earnings per share. In computing primary earnings per common share, the Series B preferred dividends reduce income available to common shareholders.

         In computing fully diluted earnings per share, dilution is determined by dividing net earnings by the weighted average number of common shares outstanding during the period after giving effect to dilutive preferred stock assumed converted to common stock. The most dilutive calculation assumes conversion of Series B preferred stock to common shares and dividend rate adjustments for Series B preferred to arrive at income available to common shareholders.

Note C - Inventories
- - --------------------
         Inventories consisted of the following:

                                         April 30,    October 31,
                                           1994          1993
                                         --------     --------
                   Raw materials          $12,968      $11,412
                   Work-in-process         24,257       24,067
                   Finished goods          16,897       14,404
                                         --------     --------
                                          $54,122      $49,883
                                         ========     ========

Note D - Employee Stock Ownership Plan Loan (ESOP) - Guaranteed Debt
- - --------------------------------------------------------------------
         During the third quarter of fiscal 1993, the Company's ESOP completed a refinancing program by issuing $23,231,000 of
         7.08 percent senior notes due December 31, 2009 privately placed with a group of insurance companies. The senior notes replace the $25 million variable interest rate loan. Since the debt is guaranteed by the Company, it is recorded in the long-term debt section of the Consolidated Balance Sheet with an offset shown as a reduction of shareholders' equity as Deferred Compensation. As Company contributions and dividends on the Senior B ESOP convertible preferred shares held by the ESOP are used to meet interest and principal payments, shares are released for allocation to eligible employees.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Second Quarter 1994 Compared To Second Quarter 1993
- - ---------------------------------------------------
     Record second quarter sales and net income were recorded by the Company during the current period. Consolidated net revenues of $121,443,000 were $7,230,000 or 6 percent higher than the same period last year. On the strength of this record sales performance, net income rose to $6,609,000, $3,451,000 higher than the second quarter of fiscal 1993.

     Revenues from United States operations in the current quarter of $72,212,000, the largest domestic sales recorded in the Company's history, were $11,334,000 or 19 percent higher than the second quarter of fiscal 1993. All market segments served by the Company realized sales gains. Each of the Company's three business units recorded domestic revenue gains exceeding 8 percent, with double-digit percentage gains realized by the Hydraulic Components group. Meanwhile, second quarter sales reported by foreign operating units of $49,231,000 were $4,104,000 or 8 percent lower than the same period last year, as gains reported by the Hydraulic Components and Fluid Purification Systems groups were more than offset by declines recognized by the Astron Building Systems Division. The recession continues to impact markets in Europe as Astron revenues were 26 percent lower than the second quarter of last year. Adjusted for changes in foreign currency exchange rates and due to a strengthening U.S. dollar, foreign revenues would have been only slightly higher at last year's exchange rates.

     Gross profit of $38,528,000 was $5,354,000 or 16 percent higher than the same period last year, due principally to greater sales volume and stringent cost control programs implemented by the Company, as gross profit margins increased almost three percentage points. Both domestic and foreign operations were able to realize similar gross margin gains over last year.

     Operating income improved $5,231,000 from one year ago to a total of $11,825,000 as significant gains were realized by the Hydraulic Components and Fluid Purification Systems groups. Lagging business conditions in Europe caused operating profits recognized by the Astron Division to fall compared to twelve months ago. Selling and administrative expenses during the current three month period of $26,703,000 was only 2 percent higher than last year. In fiscal 1993, the Company recorded a nonrecurring charge of $370,000 in the Fluid Purification Systems group for plant closing and relocation expenses.

     Nonoperating expenses during the second quarter of $1,864,000 were $633,000 higher than the same period last year, due principally to foreign currency exchange losses incurred as a result of fluctuating exchange rates, realized principally by the Company's Brazilian subsidiary. Meanwhile, interest expense of $1,385,000 was 10 percent lower than last year due to generally lower debt outstanding during the current period.

     The effective income tax rate of 34 percent during the second quarter of fiscal 1994 is lower than the same period last year, due principally to higher income in the United States where income tax rates are lower than those recorded by the Company's foreign operations. Moreover, nontaxable reserve contract proceeds and utilization of tax loss carryforwards in Japan led to a lower consolidated effective tax rate.

First Six Months of 1994 Compared to the First Six Months of 1993
- - -----------------------------------------------------------------
     The highest first six month consolidated net revenues recorded in the Company's history of $225,803,000 were $12,263,000 or 6 percent higher than last year. Net income during the current period of $8,677,000 was $4,892,000 higher than the first six months of fiscal 1993.

     Revenues from operations in the United States of $135,158,000 were $22,272,000 or 20 percent higher than the same period last year as gains in sales were reported in all market segments served by the Company. All of the Company's business units recorded strong revenue percentage gains over last year, capitalizing on the economic recovery in the United States. The Hydraulic Components and U.S. Metal Division recorded double-digit increases in sales, while the Fluid Purification Systems group recognized a 9 percent gain over last year, each group taking advantage of improved customer demand in all market segments served by the Company. Meanwhile, during the first half of the current year, overseas revenues of $90,645,000 were $10,009,000 or 10 percent lower than the first six months of fiscal 1993. The global recession continues to affect markets in Europe and the United Kingdom as double-digit percentage declines were recorded by both the Hydraulic Components group and the Building Systems division. Conversely, foreign sales realized by the Fluid Purification Systems group were 12 percent higher than the first six months of last year, reflecting improvements in the economies of Japan, Brazil and the Pacific Rim. A stronger U.S. dollar compared to other currencies caused foreign revenues reported in dollars to be $2,075,000 or 2 percent lower than last year, after adjusting for the unfavorable effects of currency exchange rate differences on foreign sales reported in U.S. dollars. On a parity adjusted basis, foreign market segment performance is mixed with increases in the construction machinery and equipment, mobile equipment and filtration product market segments more than offset by significant declines in the heavy construction and buildings and specialized industrial components segments.

     Consolidated gross profit during the first six months of fiscal 1994 of $70,229,000 was $9,896,000 or 16 percent higher than last year. Gross profit margins improved almost 3 per-centage points. Both domestic and foreign operating units realized similar profit margin gains since last year due principally to increased sales volume in the United States and reacting to the challenges associated with marketing in an ever-changing global economy.

     Operating income of $17,103,000 improved $7,716,000 compared to the first half of fiscal 1993 as significant year over year gains were reported by the Hydraulic Components and Filtration Products groups. Lagging business conditions in Europe resulted in lower operating income for Astron Division compared to last year. There is still uncertainty when the European markets will realize gains from a recovering economy. Consolidated selling and administrative expenses during the current six month period of $53,126,000 were $2,550,000 higher than last year and only 2 percent higher than fiscal 1993 translated at last year's foreign exchange rates.

     Nonoperating expenses of $3,545,000 during the first half of the current year were $1,245,000 higher than the same period last year, due principally to foreign exchange losses realized as a result of fluctuating foreign currency rates, incurred primarily by the Company's subsidiary in Brazil. Meanwhile interest expense of $2,915,000 remained relatively the same as last year.

     The effective income tax rate of 36 percent during the first half of fiscal 1994, compared to 47 percent last year, is due principally to higher income in the United States where income tax rates are lower than those recorded by the Company's foreign operations, certain nontaxable reserve contract proceeds and tax loss carryforwards utilized by foreign locations in the current period.

Financial Condition
- - -------------------
     Cash and cash equivalents decreased $10,065,000 since the beginning of fiscal 1994. Operating performance resulted in cash generated by operating activities of $4,495,000 compared to $12,296,000 last year. Cash used in investing activities during the first six months of the current year increased to $7,426,000, compared to $3,786,000 one year ago, as capital expenditures of $7,622,000 in fiscal 1994 were twice as high as last year. The Company continues to closely monitor capital spending requirements in light of current market conditions and economic trends. Cash used by financing activities of $7,919,000 was $2,228,000 lower than last year due principally to the lower principal payments against long-term debt.

     Internal cash flows are expected to continue to be sufficient to provide the resources necessary to support operating needs and to finance future capital expenditure programs. Supplemental borrowings against existing credit facilities will also be utilized as needed to finance the capitalization programs.

     Incoming trade customer orders received of $249,900,000 during the first half of fiscal 1994 were $36,617,000 or 17 percent higher than one year ago, adjusted for fluctuating foreign currencies. Second quarter bookings received this year of $132,523,000 were $14,804,000 or 13 percent higher than orders received during the first three months of fiscal 1994, adjusted for parity differences. Current year orders received in the United States by the Hydraulic Components and Metal Products groups were significantly higher than last year, while bookings recorded by the Fluid Purification Products group remained relatively the same as one year ago. Depressed economic levels in Europe continue to impact market demand as incoming orders received by the Building Systems Division were down 7 percent from last year's levels on a parity adjusted basis. However, Astron's recent bookings trend has improved and will now be recording orders from its newly organized Asia-Pacific Division. Meanwhile, rebounding local economies in the United Kingdom, Brazil, Japan and the Pacific Rim more than offset Astron's lagging incoming order rate as net foreign orders received in fiscal 1994 were 3 percent higher than the same period last year, adjusted for changes in foreign currencies. The current consolidated customer order backlog of $133,005,000, is at its highest level in 19 months. Despite record sales activity in the current period, bookings continue to outpace shipments on a consolidated basis as the backlog of uncompleted orders was 22 percent higher than the backlog at both the end of fiscal 1993 and at the end of the second quarter of last year, adjusted for parity differences.

Subsequent Events
- - -----------------
     On May 11, 1994 the Company announced signing an agreement to purchase all of the outstanding common stock of Hydraulic Rochlitz GmbH ("HR") and Sachsenhydraulik GmbH Chemnitz ("SHC"). The two hydraulic companies are known as ORSTA Hydraulik. The stock was acquired from the Treuhandanstalt ("THA"), the regulatory agency of the Federal Republic of Germany responsible for the privatization of the former East German state-owned enterprises. Commercial will account for the acquisition as a purchase transaction.

     Under terms of the Agreement, the Company will tender no financial consideration to acquire the shares of HR and SHC but will receive, in addition to the net business assets of the two companies, cash contributions from the THA in the amount of 59.0 million Deutsche marks (approximately U.S. $36.0 million) to fund pre-existing capital investment programs and to cover estimated operating losses over a period of two years. This additional consideration was negotiated with the Treuhandanstalt based on the financial position of the acquired companies as of January 1, 1994. Tax loss carryforwards were also acquired with the business, the future realization of which is indeterminable at this time. Cash contributions available to Commercial Intertech on the acquisition date will be equal to the negotiated total less amounts consumed by the operations of HR and SHC during the interim period between the measurement and acquisition dates. Commercial Intertech will make certain capital investments to expand the business in future periods. In connection with the ORSTA acquisition, the Company is considering restructuring activities for certain of its other operations in Europe. The timing and potential costs of such actions are indeterminable at this time.

     ORSTA Hydraulik has been a manufacturer of hydraulic cylinders, piston and gear pumps, and industrial valves and its assets consist of receivables, inventory, and property plant and equipment. ORSTA will provide complementary products, engineering expertise and enhanced production capabilities to Commercial Intertech. Commercial intends to continue such use of the companies.

PART II.   OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

(a)  Exhibit I - Computation of per-share earnings
     (in thousands, except per-share data)

                                              Six Months      Three Months
                                                Ended             Ended
                                               April 30,        April 30,
                                             ------------     -------------
Primary                                      1994    1993     1994     1993
- - -------                                      ----    ----     ----     ----
   Average shares outstanding. . . . . .   10,068    9,980   10,089   10,020

   Net effect of dilutive stock options -
      based on the treasury stock method
      using average market price . . . .       67       49       86       45

                                           ------   ------   ------   ------
                           Total . . . .   10,135   10,029   10,175   10,065
                                           ======   ======   ======   ======

Net income . . . . . . . . . . . . . . .  $ 8,677  $ 3,785  $ 6,609  $ 3,158
   Preferred stock dividends and
      adjustments. . . . . . . . . . . .   (1,050)  (1,057)    (524)    (528)

                                          -------  -------  -------  -------
   Income applicable to common stock . .  $ 7,627  $ 2,728  $ 6,085  $ 2,630
                                          =======  =======  =======  =======
   Per share amount. . . . . . . . . . .    $ .75    $ .27    $ .60    $ .26
                                            =====    =====    =====    =====
Fully Diluted
- - -------------
   Average shares outstanding. . . . . .   10,068    9,980   10,089   10,020
   Net effect of dilutive stock options -
      based on the treasury stock method
      using the period end price, if
      higher than average market price .       92       50       87       45
   Common share equivalents:
      Series B Preferred . . . . . . . .      874      879      872      876

                                           ------   ------   ------   ------
                           Total . . . .   11,034   10,909   11,048   10,941
                                           ======   ======   ======   ======

   Net income. . . . . . . . . . . . . .  $ 8,677  $ 3,785  $ 6,609  $ 3,158
   Preferred stock (Series B) dividends
      rate adjustment. . . . . . . . . .     (753)    (758)    (376)    (378)

                                          -------  -------  -------  -------
   Income applicable to common stock . .  $ 7,924  $ 3,027  $ 6,233  $ 2,780
                                          =======  =======  =======  =======

   Per share amount. . . . . . . . . . .    $ .72    $ .28(A) $ .57    $ .25
                                            =====    =====    =====    =====

(A) Fully diluted earnings per share on net income is anti-dilutive. Therefore, fully diluted earnings per share is the same as primary earnings per share on the income statement.

(b)  Reports On Form 8-K

     No reports were filed on Form 8-K during the quarter for which this report is filed.

                                  SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COMMERCIAL INTERTECH CORP.




Date   June 9, 1994             By  /s/  Philip N. Winkelstern
                                   ---------------------------
                                   Philip N. Winkelstern
                                   Senior Vice President and
                                   Chief Financial Officer