Form 10-Q
period 1994-07-31
COMMERCIAL INTERTECH CORP
filed 1994-09-12
CIK 22470

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For period ended July 31, 1994       Commission file number 0-588
                 -------------                              -----


                         COMMERCIAL INTERTECH CORP.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Ohio                                      34-0159880
- - ------------------------------------------------     --------------------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                   Identification No.)

       1775 Logan Avenue, Youngstown, Ohio                  44501-0239
- - ------------------------------------------------     --------------------------
         (Address of principal executive offices)           (Zip Code)

                                 (216) 746-8011
- - -------------------------------------------------------------------------------
               Registrant's telephone number, including area code


                                 Not Applicable
- - -------------------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report.


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

   Common Stock, $1 Par Value--15,182,645 shares as of September 1, 1994
         (shares reflect 3 for 2 split effective September 1, 1994)

                                     INDEX

                           COMMERCIAL INTERTECH CORP.


Part I. Financial Information


Item 1. Financial Statements (Unaudited)

     Consolidated condensed balance sheets - July 31, 1994 and
     October 31, 1993

     Consolidated condensed statements of income - Nine months ended July 31, 1994 and 1993; three months ended July 31, 1994 and 1993

     Statements of consolidated cash flows - Nine months ended
     July 31, 1994 and 1993

     Notes to consolidated condensed financial statements - July 31, 1994


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations





Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K



Signatures

                         PART I.  FINANCIAL INFORMATION
                  COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


(Thousands of dollars)                                July 31,     October 31,
                                                        1994          1993
                                                      ------------------------
ASSETS
- - ------
   CURRENT ASSETS:
      Cash and cash equivalents . . . . . . . . . .   $ 34,388      $ 25,066
      Accounts receivable, less allowance
         (1994-$4,206,000;  1993-$1,765,000). . . .     91,284        78,484
      Inventories . . . . . . . . . . . . . . . . .     58,363        49,883
      Deferred income tax benefits. . . . . . . . .     15,318        12,889
      Prepaid expenses. . . . . . . . . . . . . . .     19,227         4,643
                                                      --------      --------
                               TOTAL CURRENT ASSETS    218,580       170,965

   PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . .    251,355       235,715
      Less allowance for depreciation . . . . . . .    133,982       120,734
                                                      --------      --------
                                                       117,373       114,981
   NONCURRENT ASSETS:
      Intangible assets . . . . . . . . . . . . . .     28,303        29,822
      Pension assets. . . . . . . . . . . . . . . .     29,186        26,645
      Other assets. . . . . . . . . . . . . . . . .      5,360         4,922
                                                      --------      --------
                            TOTAL NONCURRENT ASSETS     62,849        61,389
                                                      --------      --------
                                       TOTAL ASSETS   $398,802      $347,335
                                                      ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
   CURRENT LIABILITIES:
      Bank loans. . . . . . . . . . . . . . . . . .   $ 14,788      $ 17,599
      Accounts and notes payable. . . . . . . . . .     94,615        75,544
      Accrued income taxes. . . . . . . . . . . . .      3,428        14,786
      Dividends payable . . . . . . . . . . . . . .      2,499         2,270
                                                      --------      --------
                          TOTAL CURRENT LIABILITIES    115,330       110,199

   NONCURRENT LIABILITIES:
      Long-term debt. . . . . . . . . . . . . . . .     77,978        78,059
      Deferred income taxes . . . . . . . . . . . .     16,725        16,273
      Postretirement benefits . . . . . . . . . . .     20,765        19,867
      Deferred credit . . . . . . . . . . . . . . .     22,549             0
                                                      --------      --------
                       TOTAL NONCURRENT LIABILITIES    138,017       114,199

   SHAREHOLDERS' EQUITY:
      Preferred stock, no par value:
         Authorized:  10,000,000 shares
         Series A participating preferred shares. .          0             0
         Series B ESOP convertible preferred shares
            Issued:  1994 - 1,059,407 shares
                     1993 - 1,064,846 shares. . . .     24,631        24,758
      Common stock, $1 par value:
         Authorized:  30,000,000 shares
         Issued:  1994 - 15,182,645 shares (excluding
         125,812 in treasury); 1993 - 10,037,686
         shares (excluding 42,063 in treasury). . .     15,183        10,038
      Capital surplus . . . . . . . . . . . . . . .     35,757        39,034
      Retained earnings . . . . . . . . . . . . . .     87,869        75,087
      Deferred compensation . . . . . . . . . . . .    (20,108)      (21,248)
      Translation adjustment. . . . . . . . . . . .      2,123        (4,732)
                                                      --------      --------
                                                       145,455       122,937
                                                      --------      --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $398,802      $347,335
                                                      ========      ========

                  COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME



                                             NINE              THREE
                                         MONTHS ENDED       MONTHS ENDED
(Thousands of dollars)                     July 31,           July 31,
                                        -------------      --------------
                                        1994     1993      1994      1993
                                        ----     ----      ----      ----
Net sales. . . . . . . . . . . . . . $365,357  $330,792  $139,554  $117,252
Less costs and expenses:
   Cost of products sold . . . . . .  252,993   236,187    97,419    82,980
   Selling, administrative and
      general expense. . . . . . . .   84,622    77,649    31,496    27,073
   Nonrecurring items. . . . . . . .    3,290       370     3,290         0
                                     ------------------  ------------------
                                      340,905   314,206   132,205   110,053
                                     ------------------  ------------------
Operating income . . . . . . . . . .   24,452    16,586     7,349     7,199


Nonoperating income (expense):
   Interest income . . . . . . . . .      882       798       340       219
   Interest expense. . . . . . . . .   (3,206)   (4,171)     (291)   (1,120)
   Other . . . . . . . . . . . . . .   (1,923)      249      (751)       77
                                     ------------------  ------------------
                                       (4,247)   (3,124)     (702)     (824)

Income from continuing operations
   before income taxes . . . . . . .   20,205    13,462     6,647     6,375

Income taxes . . . . . . . . . . . .    6,595     5,521     1,714     2,219
                                     ------------------  ------------------

Income from continuing operations. .   13,610     7,941     4,933     4,156

Income from discontinued operation .    5,462         0     5,462         0
                                     ------------------  ------------------

Net income . . . . . . . . . . . . . $ 19,072  $  7,941  $ 10,395  $  4,156
                                     ==================  ==================


Preferred stock dividends. . . . . .    1,574     1,583       524       526
                                     ------------------  ------------------

Net income applicable to common
   stock . . . . . . . . . . . . . . $ 17,498  $  6,358  $  9,871  $  3,630
                                     ==================  ==================


Earnings per share of common stock:
   Primary:
      Income from continuing operations $ .79     $ .42     $ .29     $ .24
      Net income . . . . . . . . . .     1.15       .42       .64       .24

   Fully diluted:
      Income from continuing operations   .75       .41       .27       .23
      Net income . . . . . . . . . .     1.07       .41       .60       .23

   Cash dividends declared . . . . .    $.352     $.340     $.125     $.113

                  COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                           NINE MONTHS ENDED
(Thousands of dollars)                                          July 31,
                                                           -----------------
                                                             1994      1993
                                                             ----      ----
OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . . . . .   $19,072   $ 7,941
      Adjustments to reconcile net income to net cash
         provided by operating activities:
         Provision for depreciation and amortization . .    13,144    12,790
         Discontinued operation. . . . . . . . . . . . .    (5,462)        0
         Postretirement benefit. . . . . . . . . . . . .       649       543
         Pension plan credits. . . . . . . . . . . . . .    (1,671)   (1,799)
         Deferred credit . . . . . . . . . . . . . . . .    (2,044)        0
         Change in deferred income taxes . . . . . . . .    (2,108)       30
         Change in current assets and liabilities:
         (Increase) decrease in accounts receivable. . .    (4,000)    2,400
         (Increase) decrease in inventories. . . . . . .    (2,003)    2,616
         (Increase) in prepaid expenses and
            other current assets . . . . . . . . . . . .      (340)     (295)
         Increase (decrease) in accounts payable and
            accrued expenses . . . . . . . . . . . . . .     4,616      (177)
         (Decrease) in accrued income taxes. . . . . . .    (5,106)   (1,714)
                                                           --------  ---------
   Net cash provided by operating activities . . . . . .     14,747    22,335


INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets. . . . . . . . . .       269        92
   Investment in intangibles . . . . . . . . . . . . . .      (236)        0
   Cash acquired in business acquisition . . . . . . . .    11,140         0
   Installments received - Acquisition . . . . . . . . .     9,378         0
   Capital expenditures. . . . . . . . . . . . . . . . .   (10,073)   (7,328)
                                                           --------  --------
   Net cash provided (used) by investing activities. . .    10,478    (7,236)


FINANCING ACTIVITIES:
   Proceeds from long-term debts . . . . . . . . . . . .         0       148
   Principal payments on long-term debts . . . . . . . .    (1,927)   (7,732)
   Net borrowings under bank loan agreements . . . . . .    (6,968)      557
   Proceeds from reserve contracts . . . . . . . . . . .       676         0
   Purchase of reserve contracts . . . . . . . . . . . .    (3,430)   (2,503)
   Proceeds from equity investment . . . . . . . . . . .       661         0
   Conversion of other assets. . . . . . . . . . . . . .        30      (182)
   Dividends paid. . . . . . . . . . . . . . . . . . . .    (6,671)   (6,654)
                                                           -------  --------
   Net cash (used) by financing activities . . . . . . .   (17,629)  (16,366)
                                                           -------  --------
Effect of exchange rate changes on cash. . . . . . . . .     1,726    (1,488)
                                                           -------  --------
Net increase (decrease) in cash and cash equivalents . .     9,322    (2,755)

Cash and cash equivalents at beginning of period . . . .    25,066    19,396
                                                           -------  --------
Cash and cash equivalents at end of period . . . . . . .   $34,388   $16,641
                                                           =======  ========
   Cash paid during the period for:
      Interest . . . . . . . . . . . . . . . . . . . . .   $ 3,502   $ 3,501
      Income taxes . . . . . . . . . . . . . . . . . . .    13,808     7,203

                  COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

July 31, 1994


Note A - Basis of Presentation
- - ------------------------------
         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month and three-month periods ended
         July 31, 1994 are not necessarily indicative of the results that may be expected for the year ended
         October 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial Intertech Corp. and Subsidiaries' annual report on Form 10-K for the year ended October 31, 1993.

Note B - Per-Share Data
- - -----------------------
         Per-share data was computed using the weighted average number of common shares outstanding during the period after giving retroactive effect to subsequent share dividends. The preferred stock issued in February, 1990 was determined not to be a common stock equivalent for primary earnings per share. In computing primary earnings per common share, the Series B preferred dividends and adjustments reduce income available to common shareholders.

         In computing fully diluted earnings per share, dilution is determined by dividing net earnings by the weighted average number of common shares outstanding during the period adjusted for subsequent share dividends after giving effect to dilutive preferred stock assumed converted to common stock. The most dilutive calculation assumes conversion of Series B preferred stock to common shares and dividend rate adjustments for Series B preferred to arrive at income available to common shareholders.

Note C - Common Stock Split and Cash Dividend
- - ---------------------------------------------
         On July 27, 1994 the Company announced a 50 percent share dividend in the form of a 3 for 2 split of its common shares to shareholders of record as of September 1, 1994. Par value of the stock will remain at one dollar per share.

         At the same time, the Company increased the current quarterly dividend rate to $.125 per share after the stock split.

         All earnings per share amounts and current account balances reflect the stock split.

Note D - Inventories
- - --------------------
         Inventories consisted of the following:

                                 July 31,     October 31,
                                   1994          1993
                                 --------     -----------
            Raw materials        $13,562       $11,412
            Work-in-process       29,234        24,067
            Finished goods        15,567        14,404

                                 -------       -------
                                 $58,363       $49,883
                                 =======       =======

Note E - Employee Stock Ownership Plan Loan (ESOP) - Guaranteed Debt
- - --------------------------------------------------------------------
         During the third quarter of fiscal 1993, the Company's
         ESOP completed a refinancing program by issuing
         $23,231,000 of 7.08 percent senior notes due
         December 31, 2009 privately placed with a group of insurance companies. The senior notes replace the $25 million variable interest rate loan. Since the debt is guaranteed by the Company, it is recorded in the long-term debt section of the Consolidated Balance Sheet with an offset shown as a reduction of shareholders' equity as Deferred Compensation. As Company contributions and dividends on the Senior B ESOP convertible preferred shares held by the ESOP are used to meet interest and principal payments, shares are released for allocation to eligible employees.

Note F - Discontinued Operation
- - -------------------------------
         Income from discontinued operations of $5,462,000 represents the elimination of income tax accruals no longer required that relate to a business written off in 1989 which was treated as a discontinued operation.

Note G - Supplemental Cash Flow Information
- - -------------------------------------------
         Supplemental schedule of noncash investment activities:

            The Company's business acquisition involved the following:

               Fair value of assets acquired,
                  other than cash and cash
                  equivalents                   $31,836
               Liabilities assumed              (19,333)
               Deferred credit - operating
                  loss indemnification          (23,643)
                                                _______
                     Cash acquired              $11,140
                                                =======
Note H - Acquisitions
- - ---------------------
         Effective May 3, 1994, the Company acquired the stock of Sachsenhydraulik Chemnitz GmbH ("SHC") and its wholly owned subsidiary (Hydraulic Rochlitz GmbH), which are known as ORSTA Hydraulik. ORSTA is a manufacturer of hydraulic cylinders, piston and gear pumps and industrial valves. The stock was acquired from the Treuhandanstalt, the regulatory agency of the Federal Republic of Germany responsible for the privatization of the former East German state-owned enterprises. The acquisition has been accounted for as a purchase transaction, therefore, the accounts are included in the accompanying financial statements since the acquisition date. Pro forma financial results are not provided herein since the companies acquired operated in a different environment under the Treuhandanstalt control.

         Under terms of the Agreement, Commercial tendered no financial consideration to acquire the stock of SHC and its wholly owned subsidiary but received, in addition to the net business assets of the two companies, cash contributions of 59.0 million Deutsche marks (approximately U.S. $36.0 million) to fund pre-existing capital investment programs and to cover estimated operating losses over a period of two years. Cash received on May 3, 1994, was $11,140,000. The remaining contributions will be received by SHC in installments during 1994 and 1995.

- - ---------------------------------
         The Company agreed to the following obligations and guarantees with respect to the operation of the acquired businesses:

            a) to maintain a minimum employment level for a period of three years; the level stipulated by the Agreement is considered by the Company to be reasonable and necessary for the intended use of the business,
            b)  to invest 39.0 million Deutsche marks
                (approximately U.S. $23.6 million) in capital programs over a period of four years,
            c) to continue to operate the businesses for a minimum of five years, and
            d) to refrain from selling or transferring acquired land and building for a period of six years.

         Of the total 59.0 million Deutsche mark cash contribution to be received (as calculated on the measurement date of January 1, 1994), 51.5 million Deutsche marks was designed as an indemnification of estimated operating losses over a period of two years. See Note I - Deferred Credit for additional details.

Note I - Deferred Credit (Negative Goodwill)
- - --------------------------------------------
         Deferred credit represents the balance of the indemnification of estimated operating losses to be amortized over a period of two years from acquisition. The amount of operating loss indemnification available to Commercial was adjusted for cash consumed by the ORSTA operations between January 1, 1994, the measurement date, and April 30, 1994, the acquisition date. The operating loss indemnification is being amortized based on estimated operating results of the ORSTA Hydraulik operations as determined on April 30, 1994. The quarterly amortization value will remain unchanged as actual results are reported and will be translated from Deutsche marks into U.S. dollars at the average exchange rate for the period.

- - --------------------------------------------------------

         Negative goodwill amortization:

         Fiscal Quarters             Deutsche Marks  U.S. Dollars
         ---------------             --------------  ------------
                                            (in thousands)
         Current period (income)          3,297        $ 2,044
                                          =====        =======
         Remainder:  (balance sheet)
            Fourth quarter, 1994          7,015        $ 4,422
            First quarter, 1995           6,855          4,320
            Second quarter, 1995          6,500          4,097
            Third quarter, 1995           5,410          3,410
            Fourth quarter, 1995          4,745          2,991
            First quarter, 1996           3,745          2,361
            Second quarter, 1996          1,504            948
                                         ======        =======
               Total                     35,774        $22,549
                                         ======        =======
         Value on acquisition date       39,071
                                         ======


         ORSTA Hydraulik income statement follows:

                                     Three Months Ended
                                        July 31, 1994
                                     ------------------
                                       (in thousands)
         Sales                            $7,387
         Cost of products sold             7,092
         Less:  negative goodwill         (2,044)
                                          ------
            Total cost of products sold    5,048
                                          ------
         Gross profit                      2,339
         Selling, administrative
            and general expense            2,251
                                          ------
         Operating profit                 $   88
                                          ======



Note J - Operating Loss Carryforward
- - ------------------------------------
         Tax loss carryforwards were also acquired with the ORSTA Hydraulik operations. The loss carryforwards at April 30, 1994 were 173.9 million Deutsche marks (approximately U.S. $105.2 million). The losses can be carried forward indefinitely. The Company has created a valuation reserve equal to the loss carryforward.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Third Quarter 1994 Compared To Third Quarter 1993
- - -------------------------------------------------
        Consolidated net revenues of $139,554,000 for the quarter ended July 31, 1994, the highest quarterly sales recorded in the Company's history, were $22,302,000 or 19 percent higher than the same period last year. On the strength of this record sales performance, income from continuing operations rose to $4,933,000, $777,000 higher than the third quarter of fiscal 1993. Net income in the current period included the reversal of $5,462,000 of income tax accruals no longer necessary relating to a business writeoff in 1989 which was treated as a discontinued operation.

        Revenues from operations in the United States in the current quarter of $75,221,000, the largest domestic sales recorded in the history of the Company, were $12,346,000 or 20 percent higher than the same period last year. All major market segments served by the Company realized sales gains. The Hydraulic Components and Metal Products Groups realized double-digit percentage revenue gains, continuing to benefit from a steady economic recovery in the United States. Sales recorded by the Fluid Purification Systems Group were 6 percent higher than the same period last year. Third quarter revenues reported by foreign operations of $64,333,000 were $9,956,000 or 18 percent higher then last year, reflecting increased demand in Europe, Australia and Asia. Foreign Hydraulic Component Group revenues increased $6,405,000 or 41 percent over the same period last year. Excluding sales in Germany associated with the acquisition of ORSTA Hydraulik in the current period, Hydraulic Components Group revenues overseas would have been 6 percent lower than the third quarter of fiscal 1993. Meanwhile 9 percent revenue gains were realized by both the Astron Building Systems Division and the foreign units of the Fluid Purification Systems Group. Adjusted for fluctuating currency exchange rates, foreign revenues would have been only slightly lower at last year's exchange rates.

        Gross profit of $42,135,000 was $7,863,000 or 23 percent higher than the same period last year, due generally to higher sales volume and stringent cost control measures utilized by the Company, as gross profit margins were one percentage point higher than last year. Similar gross margin gains over last year were realized by both the domestic and foreign operating units.

        Operating income of $7,349,000 was 2 percent higher than the third quarter of fiscal 1993. Compared to twelve months ago, operating profits recorded by the business units in each of the three major groups were higher than last year's levels. Operating results for the quarter include restructuring charges of $3,290,000 ($2,093,000 after tax or $.12 per fully diluted share) and concurrent inventory writeoffs of $665,000 ($422,000 after tax or $.03 per fully diluted share) recorded in connection with an announced plan to close certain Hydraulic facilities in Europe and the United Kingdom, phase out some nonperforming products manufactured at those facilities, and consolidate the remaining core businesses with other existing Hydraulic operations located in Germany and the United Kingdom. The amount identified as a restructuring charge includes separation costs for 75 employees ($1,524,000), estimated costs to vacate and prepare the facilities for sale ($457,000), the writedown of fixed assets made idle or excess by the decision to combine operations ($641,000), and other direct and incremental costs necessary to complete the consolidation effort ($668,000). The noncash portion of the restructuring charge constitutes an immaterial amount. Accomplishment of this program is expected to improve the corporation's operating results over time through reduced employee costs, more effective utilization of plant and equipment, and lower depreciation expense. The consolidation program is scheduled for completion within a twelve month period.

        Nonoperating expenses during the third quarter of $702,000 were slightly lower than last year. Interest expense during the current period was $829,000 lower than last year after reversing provisions relating to a business written off in fiscal 1989. This gain was offset by foreign currency exchange losses incurred as a result of fluctuating exchange rates, realized primarily by the Company's subsidiary in Brazil.

        The effective income tax rate of 26 percent in the current period is lower than the same period last year, due principally to higher income in the United States where income tax rates are lower than those recorded by the Company's foreign operations and the partial utilization of tax loss carryforwards by certain foreign subsidiaries in the current period.

First Nine Months of 1994 Compared to the First Nine Months of 1993
- - -------------------------------------------------------------------

        The highest first nine month net consolidated revenues recorded in the Company's history of $365,357,000 were $34,565,000 or 10 percent higher compared with the same period last year. Excluding the aforementioned recovery of $5,462,000 from a discontinued operation, net income from continuing operations for the current period of $13,610,000 was $5,669,000 or 71 percent higher than the first nine months of fiscal 1993.

        Sales from American operations during the first three quarters of the current year of $210,379,000 were $34,618,000 or 20 percent higher than the same period last year as revenue gains were reported in all major market segments served by the Company. All three of the Company's business units recorded strong revenue gains over last year, capitalizing on the continuing economic recovery in the United States. The Hydraulic Components Group and U.S. Metal Division recorded double-digit increases in sales, while the Fluid Purification Systems Group realized an 8 percent gain over last year, each group taking advantage of improved trade demand in all market segments served by the Company. Meanwhile, overseas revenues during the first nine months of fiscal 1994 remained relatively the same as last year, as gains realized in Australia, Asia and Japan were offset by weakened demand in those markets served by operations in Europe and the United Kingdom. Foreign Hydraulic Component Group sales increased $3,603,000 or 8 percent over last year's performance. Excluding revenue realized from the acquisition of ORSTA Hydraulic in Germany this year, overseas Hydraulic revenues would have been 8 percent lower than the first nine months of fiscal 1993. A depressed foreign business environment caused revenues recorded by the Building Systems Division in Europe to be $8,755,000 or 14 percent lower than the same period last year. Conversely, improving economies in Australia, Japan and the Pacific Rim countries resulted in an 11 percent gain in overseas revenues reported by the Fluid Purification Systems Group. A stronger U.S. dollar compared to other currencies caused foreign sales reported in dollars to be $1,577,000 lower than fiscal 1993, after adjusting for the unfavorable impact of currency exchange rate differences on foreign revenues reported in U.S. dollars. On a parity adjusted basis, foreign market segment performance is mixed, with significant gains in the construction machinery and equipment, mobile equipment and filtration product market segments offset by declines in the heavy construction and buildings and specialized industrial components segments.

        Consolidated gross profit during the first nine months of the current fiscal year of $112,364,000 improved $17,759,000 or 19 percent compared to the same period last year. Gross profit margins improved over 2 percentage points since last year. Both United States and overseas operating units realized similar profit margin gains since last year due principally to increased sales volume domestically and reacting decisively to elements in an everchanging global economy.

        Operating income during the current period of $24,452,000 was $7,866,000 or 47 percent higher than last year, as year over year gains were recorded by the Hydraulic Components and Filtration Products Groups. Depressed business conditions in Europe resulted in lower operating income for Astron Division since last year. Signs of a turnaround in the European economy experienced in the current quarter are expected to continue, at least through the remainder of the fiscal year. Consolidated selling and administrative expenses of $84,622,000, 9 percent higher than the first nine months of fiscal 1993, were generally in line with the rate of inflation when factoring the impact of additional expenses associated with the newly acquired German subsidiary and the effect of expenses adjusted for changes in foreign currency exchange rates.

        Operating results during the current period include restructuring expenses of $3,290,000 and concurrent inventory writeoffs of $665,000 recorded in connection with a plan to close certain Hydraulic facilities in Europe and the United Kingdom and to consolidate these businesses with other existing Hydraulic operations located in Germany and the United Kingdom. Last year, the Company recorded plant closing and relocation expenses of $370,000 charged to the Fluid Purification Systems Group.

        During the first nine months of fiscal 1994, nonoperating expenses of $4,247,000 were 36 percent higher than last year, due principally to foreign currency exchange losses realized as a result of changing foreign currency rates, incurred primarily by the Company's Brazilian operations. Offsetting these currency losses, interest expense of $3,206,000 during the period was $965,000 lower than fiscal 1993 after adjusting accruals relating to a prior period business writeoff.

        During the current fiscal year, the effective income tax rate of 33 percent, compared to 41 percent last year, is due principally to higher income in the United States where income tax rates are lower than those incurred by the Company's overseas units, certain nontaxable reserve contract proceeds and tax loss carryforwards utilized by certain foreign locations in fiscal 1994.

Financial Condition
- - -------------------
     Since the beginning of the fiscal year, cash and cash equivalents increased $9,322,000. Operating performance resulted in cash generated by operating activities of $14,747,000 compared to $22,335,000 last year. Net cash provided by investing activities during the first three quarters of the current year was $10,478,000 due principally to the acquisition of ORSTA Hydraulic in the current period. Capital expenditures of $10,073,000 are 37 percent higher than last year's spending. In light of current market trends and economic conditions, the Company continues to closely monitor its capital spending requirements. Net cash used by financing activities of $17,629,000 was comparable to last year's level.

    Internal cash flows are expected to continue to be sufficient to provide the resources necessary to support operating needs and to finance future capital expenditure programs. Supplemental borrowings against existing credit facilities will also be utilized as needed to finance the capital spending programs.

     Trade customer bookings received during the first nine months of fiscal 1994 of $395,581,000 were $64,429,000 or
19 percent higher than one year ago, adjusted for fluctuating foreign currencies. Third quarter orders received this year of $145,681,000 were $11,246,000 or 8 percent higher than bookings received during the second quarter of fiscal 1994, adjusted for parity differences. Current year domestic orders received by the Hydraulic Components and Metal Products Groups were significantly higher than last year, while bookings recorded by the Fluid Purification Products Group remained relatively the same as one year ago. Orders received by the Building Systems Division in the current quarter were only slightly better than those received in the second quarter of this year and year-to-date bookings continue to lag 3 percent behind last year's levels, both on a parity adjusted basis. Astron's recent improving bookings trend is expected to continue in the short-term as orders are now being recorded from its newly organized Asia-Pacific Division. Meanwhile, rebounding economies in Australia, Brazil, Japan and the Pacific Rim continue to favorably impact the balance of overseas customer orders received as net foreign bookings received in fiscal 1994 were 8 percent higher than the same period last year, adjusted for fluctuations in foreign currency exchange rates.

     Despite record sales activity in the current period, bookings received continue to outpace shipments on a consolidated basis. During the current quarter, the backlog of uncompleted orders was at its highest level in almost two years. Adjusted for parity differences, current ending order backlog of $148,633,000 was 34 percent higher than backlog at the end of fiscal 1993 and 36 percent higher than backlog at the end of the third quarter of last year.

                          PART II.   OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

(a)  Exhibit 11 - Computation of per share earnings
     (in thousands, except per share data)

                                                  Nine             Three
                                              Months Ended      Months Ended
                                            ----------------  ----------------
                                                July 31,          July 31,
                                            ----------------  ----------------
                                              1994    1993      1994    1993
Primary
- - -------
  Average shares outstanding. . . . . . . .  15,126   14,997   15,173   15,051
  Net effect of dilutive stock options -
     based on the treasury stock method
     using average market price . . . . . .     136       78      184       84
                                            ----------------  ----------------
                                  Total . .  15,262   15,075   15,357   15,135
                                            ================  ================

  Income from continuing operations . . . . $13,610  $ 7,941  $ 4,933  $ 4,156
  Preferred stock dividends and adjustments  (1,574)  (1,583)    (524)    (526)
                                            ----------------  ----------------
  Income applicable to common stock . . . . $12,036  $ 6,358  $ 4,409  $ 3,630
                                            ================  ================
  Per share amount. . . . . . . . . . . . .   $0.79    $0.42    $0.29    $0.24
                                            ================  ================

  Net income. . . . . . . . . . . . . . . . $19,072  $ 7,941  $10,395  $ 4,156
  Preferred stock dividends and adjustments  (1,574)  (1,583)    (524)    (524)
                                            ----------------  ----------------
  Income applicable to common stock . . . . $17,498  $ 6,358  $ 9,871  $ 3,630
                                            ================  ================
  Per share amount. . . . . . . . . . . . .   $1.15    $0.42    $0.64    $0.24
                                            ================  ================

Fully Diluted
- - -------------
  Average shares outstanding. . . . . . . .  15,126   14,997   15,173   15,051
  Net effect of dilutive stock options -
     based on the treasury stock method
     using the period end price, if higher
     than average market price. . . . . . .     271      113      246      108
  Common share equivalents:
     Series B Preferred . . . . . . . . . .   1,310    1,317    1,308    1,315
                                            ----------------  ----------------
                                  Total . .  16,707   16,427   16,727   16,474
                                            ================  ================

  Income from continuing operations . . . . $13,610  $ 7,941  $ 4,933  $ 4,156
  Preferred stock (Series B) dividends
     rate adjustment. . . . . . . . . . . .  (1,113)  (1,135)    (360)    (377)
                                            ----------------  ----------------
  Income applicable to common stock . . . . $12,497  $ 6,806  $ 4,573  $ 3,779
                                            ================  ================
  Per share amount. . . . . . . . . . . . .   $0.75    $0.41    $0.27    $0.23
                                            ================  ================

  Net income. . . . . . . . . . . . . . . . $19,072  $ 7,941  $10,395  $ 4,156
  Preferred stock (Series B) dividends
     rate adjustment. . . . . . . . . . . .  (1,113)  (1,135)    (360)    (377)
                                            ----------------  ----------------
  Income applicable to common stock . . . . $17,959  $ 6,806  $10,035  $ 3,779
                                            ================  ================
  Per share amount. . . . . . . . . . . . .   $1.07    $0.41    $0.60    $0.23
                                            ================  ================

Exhibit 27 - Financial Data Schedule



(b)  Reports On Form 8-K


     Form 8-K was filed on May 17, 1994 and July 15, 1994 as follows:

     Item           Description
     ----           -----------
       2      Acquisition of assets of ORSTA Hydraulik

       5      Disclosure of negative goodwill amortization
              Disclosure of tax loss carryforward acquired

       7 Pro forma condensed consolidated balance sheet as of April 30, 1994

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COMMERCIAL INTERTECH CORP.




Date  September 12, 1994                By /s/ Philip N. Winkelstern
      ------------------                   --------------------------
                                        Philip N. Winkelstern
                                        Senior Vice President and
                                        Chief Financial Officer