Form 10-K
period 1994-10-31
COMMERCIAL INTERTECH CORP
filed 1995-01-26
CIK 22470

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 1994

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
Yes   X          No
    -----           -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of January 3, 1995, 15,261,590 common shares were outstanding, and the aggregate market value of the common shares (based upon the last price on that date) was approximately $288,063,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K.

         Notice of Annual Meeting of Shareholders March 22, 1995 and Proxy Statement filed January 17, 1995. . . Part III, Items 10-13
                                      Part IV, Item 14

         The exhibit index is located on page 60.

                                     Part I

ITEM I.  BUSINESS

         (a)   General development of business:

         Commercial Intertech Corp. (formerly Commercial Shearing, Inc.) was incorporated in Ohio in 1920. The Company is engaged in the design, manufacture and sale of products in three groups: hydraulic components, metal products, and fluid purification systems. In January 1986, the Company acquired Cuno, Incorporated ("Cuno"), a manufacturer of fluid purification products. Before that acquisition, hydraulic components and metal products accounted for all of the Company's business.

         (b)   Financial information about industry segments:

         See Note I of the Notes to Consolidated Financial Statements on pages 45-47.

         (c)   Narrative description of business:

HYDRAULIC COMPONENTS

         Hydraulic components consist primarily of gear pumps and motors, control valves and telescopic cylinders for use generally on heavy- duty mobile equipment such as dump trucks, cranes, refuse vehicles, front-end loaders, backhoes and mining machines. Other products manufactured by the Company include hydraulic test equipment for military and industrial applications, hydraulic steer transmissions for military vehicles, mobile electrical power generators, hydraulic tilt and trim mechanisms for recreational boating and axial piston pumps and motors for industrial and marine applications. The Company's gear pumps and motors, control valves and telescopic cylinders are sold primarily to original equipment manufacturers by the Company's hydraulic sales organization consisting of approximately 73 persons in the United States and Canada and approximately 78 persons outside North America. A portion of the Company's sales is made to independent distributors for resale primarily to the replacement market.

         The Company acquired the stock of ORSTA Hydraulik in May 1994. ORSTA Hydraulik, a former East German state-owned enterprise, is a manufacturer of hydraulic cylinders, piston and gear pumps, power packs, hydraulic testing equipment and industrial valves.

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

         The Company believes that it is the largest supplier of gear pumps and is among the leading single-source suppliers of hydraulic components for mobile equipment in the United States. The market for hydraulic components is highly competitive.

METAL PRODUCTS

         The metal products operations consist of two units: metal stampings and Astron (pre-engineered metal buildings). The Company produces custom and standard metal stampings, including tank ends and a wide variety of other stamped steel products, such as wheels for tracked vehicles, components for railcar brake activators, couplings and covers for mechanical power transmission applications, large circuit breaker covers, and enclosures serving many purposes. The sales and marketing activities for metal stampings are conducted in North America with exports to Pacific Rim and South America by a sales organization of approximately 20 persons. The metal stamping unit faces strong competition from regional domestic companies that often may have lower producing costs. Additionally, standard products are offered for sale from six
(6) fast service distribution centers in Dallas, Texas; Atlanta, Georgia; Chicago, Illinois; Hagerstown, Maryland; Seattle, Washington and Middleboro, Massachusetts.

         Astron, the European market leader in Metal Building Systems produces single and multi story buildings that serve as aircraft hangars, indoor athletic facilities, automobile showrooms, supermarkets, factories and warehouses. Astron buildings are sold throughout the twelve countries of the European Economic Community, in Scandinavia and in Eastern Europe, as well as in China and South Korea. This division developed its own computerized building pricing and proposal system, known as Cyprion, that tailors buildings to customers' precise dimension and design requirements. Through Cyprion, Astron's just under 400 qualified builder/dealers can provide pricing and building plans in a fraction of traditional architectural time. The builder/dealers are supported by Astron's sales force of nearly 84 persons.

         Three years ago Astron entered into a joint venture with Arbed, Europe's fifth largest steel producer, and is now producing multistory steel buildings for European markets. In addition, in 1992 the Astron Division licensed Geoyang Development Co., Ltd. of South Korea, to manufacture, sell and erect Astron buildings in Korea. Geoyang now known as POSEC, is also cooperating with the Company's Luxembourg and Singapore sales companies for marketing and manufacturing throughout the Pacific Rim.

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

         Process filtration products are marketed in the United States by a group of independent distributors, most of which have been distributing these products for at least 17 years. In the international market, sales are made either directly or through approximately 100 distributors in 75 countries. The consumer market is reached by a combination of Company sales personnel and a significant number of distributors and wholesalers, as well as through OEM relationships.

MANUFACTURING

         The Company manufactures hydraulic products in 16 plants and metal products in three plants worldwide. The Company's hydraulic manufacturing operation is highly integrated and the Company purchases few components from independent suppliers. The Company has developed tooling for a substantial number of its fabricated metal products, which enables a reduction in the costs and time of manufacturing. Cuno maintains five manufacturing facilities in the United States and three manufacturing facilities abroad. The manufacture of the Cuno fluid purification products employs numerous proprietary processes.

RESEARCH AND PRODUCT DEVELOPMENT

         The Company conducts research and development primarily in its hydraulics and fluid purification product groups. In fiscal 1994 the Company expended $5,409,000 for research and development of various hydraulic products as compared to $4,914,000 and $5,986,000 in 1993 and 1992, respectively. The Company expended $1,884,000 for research and development for fluid purification products during 1994, $1,794,000 in 1993 and $2,059,000 in 1992. The Company
intends to continue substantial expenditures on research and development in this area in order to bring developmental products to market.

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

EMPLOYEES

         The Company employs approximately 4,484 full-time employees worldwide. The Company believes that its labor relations are generally satisfactory.

BACKLOG

         The backlog of orders believed to be firm at the end of fiscal 1994 was approximately $154,000,000. Backlogs at the end of fiscal years 1993 and 1992 were $107,000,000 and $111,000,000, respectively. Registrant expects a substantial portion of its order backlog at the end of 1994 will be shipped during fiscal 1995.

         (d) Financial information about foreign and domestic operations and export sales.

         See Note I - Segment Reporting - of the Notes to Consolidated Financial Statement on pages 45-47.


ITEM 2.  PROPERTIES


         The principal plants of the Registrant and its subsidiaries by industry segments are located in:

         Owned:
         -----
         Hydraulic Components          Metal Products
         --------------------          --------------
         Youngstown, Ohio              Youngstown, Ohio
         Hicksville, Ohio              Diekirch, Luxembourg
         Kings Mountain, N. Carolina   Orange, California
         Benton, Arkansas
         Mairinque, Brazil                    Fluid
         Lamadelaine, Luxembourg       Purification Products
                                       ---------------------
         Grantham, England
         Minneapolis, Minnesota        Meriden, Connecticut
         Port Melbourne, Australia     Stafford Springs, Connecticut
         Warwick, England              Enfield, Connecticut
         Chemnitz, Germany             Mairinque, Brazil
         Geringeralde, Germany         Blacktown, Australia
                                       Mazeres, Toulouse, France
                                       Chemin du Contre Halage
                                          Les Attaques, Marek, France
                                       Kita-Ibaragi, Japan



         Leased:
         ------
         Hydraulic Components             Metal Products
         --------------------             --------------
         Gloucester, England              Hagerstown, Maryland
                                          Chicago, Illinois
                                          Dallas, Texas
                                          Atlanta, Georgia
                                          Seattle, Washington
                                          Middleboro, Massachusetts

                                                 Fluid
                                         Purification Products
                                         ---------------------

                                          Irvine, California
                                          Jurong, Singapore


         Properties of Registrant and its subsidiaries are suitably constructed and maintained for their respective uses. Details of liens on property are given in Note B - Debt of the Notes to Consolidated Financial Statements on pages 33 and 34.

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

                                    PART II

ITEM 5.  COMPANY COMMON STOCK

         The Company's common stock is traded on the New York Stock Exchange under the ticker symbol TEC. The following is the range of high and low sales prices and cash dividends paid per share for fiscal 1994 and 1993 by quarters. All amounts have been restated for the effects of a three-for-two stock split effective September 1, 1994.

                                         RANGE OF SALES
                                              PRICES
                                          -------------    DIVIDENDS
                                          HIGH      LOW    PER SHARE
                                          ----      ---    ---------
         1994:
         ----
                 First quarter. . . . .  $14      $12          $.113
                 Second quarter . . . .   16       12 2/3       .114
                 Third quarter. . . . .   19 5/6   14 5/6       .125
                 Fourth quarter . . . .   20 5/12  17 3/8       .125
                                                               -----
                                                               $.477
                                                               =====

         1993:
         ----
                 First quarter. . . . .  $14 1/2  $12 1/2      $.113
                 Second quarter . . . .   13 1/2   12 1/2       .114
                 Third quarter. . . . .   14 7/12  12 1/2       .113
                 Fourth quarter . . . .   15 1/2   13 1/3       .113
                                                               -----
                                                               $.453
                                                               =====

         As of October 31, 1994 there were 3,776 shareholders of record of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summaries information with respect to the operation of the Company.

(in thousands, except per-share data and ratios)

INCOME DATA - Note A                            1994      1993      1992      1991      1990      1989
                                                ----      ----      ----      ----      ----      ----
  Net sales. . . . . . . . . . . . . . . . .  $516,931  $448,577  $450,608  $436,961  $453,075  $434,775
  Gross profit . . . . . . . . . . . . . . .   157,470   129,740   134,301   135,741   139,890   142,147
  Interest expense . . . . . . . . . . . . .     4,952     5,744     6,277     5,881     6,170     6,595
  Income from continuing operations
     before income taxes . . . . . . . . . .    27,803    20,602    23,349    36,215    50,791    44,433
  Income taxes . . . . . . . . . . . . . . .     8,184     6,587     9,304    16,097    23,184    20,314
  Income from continuing operations. . . . .    19,619    14,015    14,045    20,118    27,607    24,119
  Net income . . . . . . . . . . . . . . . .    25,081    14,015    17,436    11,103    27,607     6,730
  Earnings per share - Note B
     Primary:
        Income from continuing operations. .      1.14       .79       .65       .93      1.36      1.35
        Net income . . . . . . . . . . . . .      1.50       .79       .88       .32      1.36       .38
     Fully diluted:
        Income from continuing operations. .      1.09       .76       .63       .88      1.31      1.30
        Net income . . . . . . . . . . . . .      1.41       .76       .84       .32      1.31       .38
  Dividends per share of common stock:
     Cash. . . . . . . . . . . . . . . . . .       .48       .45       .45       .45       .44       .40
     Stock . . . . . . . . . . . . . . . . .       50%        --        --        --        --        --

OTHER FINANCIAL DATA - Note A
  Total assets . . . . . . . . . . . . . . .  $422,978  $347,335  $349,999  $335,062  $361,559  $325,201
  Current assets . . . . . . . . . . . . . .   235,366   170,965   169,013   158,272   182,466   165,601
  Less current liabilities . . . . . . . . .   134,966   110,199   109,170    92,460   100,824    91,107
     Net working capital . . . . . . . . . .   100,400    60,766    59,843    65,812    81,642    74,494
  Net plant investment . . . . . . . . . . .   125,437   114,981   122,149   120,825   120,888   107,475
  Gross capital expenditures . . . . . . . .    23,052     9,435    14,116    20,097    22,831    17,783
  Long-term debt . . . . . . . . . . . . . .    77,020    78,059    84,392    54,718    69,852    41,481
  Redeemable preferred stock . . . . . . . .         0         0         0    38,491    37,594         0
  Shareholders' equity . . . . . . . . . . .   153,760   122,937   121,849   116,344   130,265   173,045
  Shareholders' equity per share of common
     stock - Note C. . . . . . . . . . . . .      9.82      7.93      8.04      7.85      8.81      9.09
  Actual number of shares outstanding
     at year-end . . . . . . . . . . . . . .    15,199    15,056    14,864    14,686    14,781    19,030
  Average number of shares outstanding
     during the year . . . . . . . . . . . .    15,327    15,096    14,863    14,888    16,994    17,852
RATIOS - Note A
  Gross profit to net sales. . . . . . . . .     30.5%     28.9%     29.8%     31.1%     30.9%     32.7%
  Income from continuing operations
     to net sales. . . . . . . . . . . . . .      3.8%      3.1%      3.1%      4.6%      6.1%      5.5%
  Effective income tax rate. . . . . . . . .     29.4%     32.0%     39.8%     44.4%     45.6%     45.7%
  Income from continuing operations
     to average shareholders'
     equity. . . . . . . . . . . . . . . . .     14.2%     11.5%     11.8%     16.3%     18.2%     14.9%
  Ratio of current assets to
     current liabilities . . . . . . . . . .    1.74:1    1.55:1    1.52:1    1.68:1    1.78:1    1.80:1
  Ratio of long-term debt to
     shareholders' equity plus
     long-term debt. . . . . . . . . . . . .     33.4%     38.8%     40.9%     32.0%     34.9%     19.3%


ITEM 6.  SELECTED FINANCIAL DATA (Continued)

(in thousands, except per-share data and ratios)

INCOME DATA - Note A                            1988      1987      1986      1985      1984
                                                ----      ----      ----      ----      ----
  Net sales. . . . . . . . . . . . . . . . .  $398,666  $321,348  $274,510  $192,186  $204,849
  Gross profit . . . . . . . . . . . . . . .   123,164    99,641    83,958    54,949    56,278
  Interest expense . . . . . . . . . . . . .     7,309     7,905     7,709     1,959     1,861
  Income from continuing operations
     before income taxes . . . . . . . . . .    30,586    19,265    18,369    16,742    19,313
  Income taxes . . . . . . . . . . . . . . .    13,822     8,041     7,753     8,826     6,620
  Income from continuing operations. . . . .    16,764    11,224    10,616     7,916    12,693
  Net income . . . . . . . . . . . . . . . .    16,564    11,224    10,616     7,916    12,693
  Earnings per share - Note B
     Primary:
        Income from continuing operations. .      1.01       .68       .64       .48       .77
        Net income . . . . . . . . . . . . .       .99       .68       .64       .48       .77
     Fully diluted:
        Income from continuing operations. .       .96       .67       .64       .48       .77
        Net income . . . . . . . . . . . . .       .96       .67       .64       .48       .77
  Dividends per share of common stock:
     Cash. . . . . . . . . . . . . . . . . .       .38       .37       .37       .35       .35
     Stock . . . . . . . . . . . . . . . . .        --        --        --        --        5%

OTHER FINANCIAL DATA - Note A
  Total assets . . . . . . . . . . . . . . .  $308,388  $280,259  $271,449  $170,396  $157,912
  Current assets . . . . . . . . . . . . . .   151,690   125,840   118,673   112,042   101,453
  Less current liabilities . . . . . . . . .    80,182    58,972    55,028    44,509    36,604
     Net working capital . . . . . . . . . .    71,508    66,868    63,645    67,533    64,849
  Net plant investment . . . . . . . . . . .   102,682   105,609   105,400    48,446    47,374
  Gross capital expenditures . . . . . . . .     9,995     9,889    13,553     5,739     4,693
  Long-term debt . . . . . . . . . . . . . .    60,225    72,371    83,356     3,922     4,335
  Redeemable preferred stock . . . . . . . .         0         0         0         0         0
  Shareholders' equity . . . . . . . . . . .   150,530   134,678   122,262   114,621   110,269
  Shareholders' equity per share of common
     stock - Note C. . . . . . . . . . . . .      9.08      8.17      7.43      6.98      6.73
  Actual number of shares outstanding
     at year-end . . . . . . . . . . . . . .    16,585    16,487    16,456    16,414    16,387
  Average number of shares outstanding
     during the year . . . . . . . . . . . .    16,664    16,565    16,493    16,403    16,383

RATIOS - Note A
  Gross profit to net sales. . . . . . . . .     30.9%     31.0%     30.6%     28.6%     27.5%
  Income from continuing operations
     to net sales. . . . . . . . . . . . . .      4.2%      3.5%      3.9%      4.1%      6.2%
  Effective income tax rate. . . . . . . . .     45.2%     41.7%     42.2%     52.7%     34.3%
  Income from continuing operations
     to average shareholders'
     equity. . . . . . . . . . . . . . . . .     11.8%      8.7%      9.0%      7.0%     11.7%
  Ratio of current assets to
     current liabilities . . . . . . . . . .    1.87:1    2.10:1    2.13:1    2.50:1    2.75:1
  Ratio of long-term debt to
     shareholders' equity plus
     long-term debt. . . . . . . . . . . . .     28.6%     35.0%     40.5%      3.3%      3.8%


Note A - Data for fiscal years 1986-1994 have been computed in accordance with Employers' Accounting for Pensions, SFAS No. 87. Fiscal years 1991-1994 have been computed in accordance with Employers' Accounting for Postretirement Benefits Other Than Pensions, SFAS No. 106. Fiscal years 1992-1994 have been computed in accordance with Accounting for Income Taxes, SFAS No. 109. Prior years have not been restated.

Note B - Based on weighted average number of shares outstanding adjusted for all subsequent share dividends.

Note C - Based on actual number of shares outstanding at end of period adjusted for all subsequent share dividends.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Consolidated Results

     A strengthening U.S. economy and marked improvements in business conditions for overseas operations other than Europe and the United Kingdom were the contributing factors leading to significantly increased sales and income for the Corporation in 1994. Income from continuing operations amounted to $19.6 million for the year, up 40 percent from the $14.0 million reported in both 1993 and 1992. Included in the results for 1994 are $3.8 million in after-tax charges to consolidate and close certain operations in Europe and the U.S. Similar activities reduced income from continuing operations in 1993 and 1992 by $0.6 million and $0.9 million, respectively. Excluding these charges, income from continuing operations in 1994 was higher than the preceding year by $8.8 million or 60 percent.

     Net income for the year of $25.1 million includes a $5.5 million noncash gain from the reversal of tax accruals no longer required in connection with a discontinued operation. In 1992, the cumulative effect of adopting FASB Statement No. 109, "Accounting For Income Taxes," increased net income by $3.4 million.

     Record sales of $516.9 million were higher than those in 1993 and 1992 by 15 percent and 17 percent, respectively, after adjusting for the effects of exchange rate differences on foreign sales reported in U.S. dollars. Revenues for the Corporation's U.S. operations advanced for the third consecutive year to an all-time high of $290.4 million, surpassing those in 1993 and 1992 by 20 percent and 38 percent, respectively. Domestic sales were substantially higher in 1994 for the Hydraulic and Metal Product Groups while revenues in the Fluid Purification Group grew at a more moderate rate. Export sales were up 15 percent over last year reflecting increased shipments to nonaffiliated customers in Canada, Europe, Pacific Rim countries, and the Middle East. Domestic operations accounted for 56 percent of the Company's total sales in 1994 versus 54 percent in 1993 and 47 percent in 1992. Revenues for the Company's overseas operations increased by 10 percent over those in 1993 but most of the year-over-year gain was derived from the mid-year acquisition of two hydraulics businesses in Germany known as ORSTA Hydraulik. Sales for other European operations were generally flat in 1994 due to the continuing effects of the economic recession. Business conditions were much stronger for operating units in Australia and Southeast Asia where sales have grown at substantial rates over the three-year period.

- ---------------------------------

     Operating income of $34.8 million was higher than income in 1993 and 1992 by 37 percent and 16 percent, respectively, reflecting the surge in U.S. business during 1994. Operating income for the domestic segment reached an all-time high at $26.3 million while consolidation charges and lackluster performance in Europe negated strong profit gains by other overseas operations in Australia, Brazil, Southeast Asia and Japan. Operating income for the Hydraulic Components Group increased for the third consecutive year while earnings declined marginally in the Metal Products Group as the Astron Division continued to struggle with the economic recession in Europe. Year-over-year improvements in all of the domestic and foreign operating units enabled the Fluid Purification Group to generate an operating profit in 1994, following the losses sustained in the two previous years.

     Included in operating income for 1994 are the financial results of the ORSTA Hydraulik operations acquired by the Company at the beginning of the third quarter. ORSTA, a manufacturer of hydraulic cylinders, piston pumps, gear pumps, and industrial valves, consists of Sachsenhydraulik Chemnitz GmbH ("SHC") and its wholly owned subsidiary Hydraulik Rochlitz GmbH. Shares of the business were acquired on May 3, 1994 from the Treuhandanstalt ("THA"), the regulatory agency of the Federal Republic of Germany responsible for the
privatization of former East German state-owned enterprises.   Under terms of
the Purchase Agreement, Commercial Intertech tendered no financial consideration to acquire the shares of SHC but received, in addition to the net assets of the two companies, cash contributions from the THA to fund pre-existing capital investment programs and cover estimated operating losses over a period of two years. That portion of the cash contribution available to the Corporation for the indemnification of operating losses amounted to approximately $23.6 million (39.0 million Deutsche marks) as of the acquisition date. The loss indemnification was recorded as a deferred credit (negative goodwill) and is being amortized to income through cost of sales in accordance with a predetermined schedule which coincides with projected losses in each fiscal quarter over the two-year period. Operating income for the ORSTA operations, after amortization of the deferred credit, amounted to $140,000 in 1994 on sales of $15.3 million (see Note K for further details). Aside from providing a new range of hydraulic products and access to markets heretofore unavailable to the Corporation, this acquisition offers a number of strategic operating advantages including a large inventory of technologically advanced machine tools, cylinder manufacturing capability in Europe, facilities suitable to accommodate the centralization of all the Company's hydraulic manufacturing operations in Europe, and the production capacity necessary to manufacture two new series of piston and gear pumps now being introduced to the marketplace.

- ---------------------------------

     Following the acquisition of ORSTA Hydraulik during the latter half of 1994, the Corporation announced strategic plans to close certain Hydraulic facilities in Europe and the United Kingdom, phase out some nonperforming products manufactured at those facilities, and consolidate the remaining core businesses with the newly acquired operations in Germany and other existing operations located in the United Kingdom. Operating results for 1994 include nonrecurring charges of $4.2 million and concurrent inventory writeoffs in cost of sales of $0.7 million recorded in connection with these plans. The amount identified as a nonrecurring charge includes separation costs for 117 employees ($1.6 million), estimated costs to close and vacate the facilities ($1.0 million), the writedown of fixed assets made idle or excess by the decision to combine operations ($0.6 million), and other direct and incremental costs necessary to complete the consolidation effort ($1.0 million). Remaining liabilities at the end of 1994 amount to $1.2 million for employee separations, $0.8 million for plant closures, and $0.8 million for all other consolidation costs. Accomplishment of this program is expected to improve the Corporation's operating results over time through reduced employment costs, more effective utilization of plant and equipment, and lower depreciation expense. The consolidation effort is being executed in phases with two out of three scheduled for completion during the first quarter of fiscal 1995 and the final phase ending in June, 1995. Most of the nonrecurring charges shown for 1993 and 1992 pertain to plant consolidation activities in the Fluid Purification business segment.

Industry Segments

     -  Hydraulic Components

        The Hydraulic Components segment accounted for 46 percent of the Company's total sales and 59 percent of total operating income in 1994. Revenues in this segment increased by $50.7 million or nearly 27 percent over last year, while operating income before nonrecurring items rose 45 percent over 1993 and was more than double the income reported in 1992. All of the gain from the previous year occurred in the domestic sector where the surging U.S. economy, aggressive initiatives to increase share and expand market coverage, and concerted efforts to maximize operating leverage combined to produce record sales and income for all of the domestic hydraulic operating units. Demand in the U.S. has increased substantially over the three-year period from customers in the transportation, construction, refuse, mining, and agricultural equipment industries. Orders have also risen steadily over the period from our distributor network while the Oildyne Division has enjoyed dramatic growth since 1991 from new applications of specialized miniature fluid power components in the marine, automotive and recreational vehicle industries. Financial performance held steady in the foreign segment during 1994 but results were mixed among the

- ---------------------------------

individual units. Earnings deteriorated in the United Kingdom where sales and income were greatly reduced for the Keelavite Division following completion in late 1993 of a major portion of a military contract to produce power generators. All of the Corporation's industrial and specialty hydraulic product manufacturing operations in the United Kingdom are now being consolidated at the Keelavite facility to reduce overheads, improve utilization of assets, and employ human resources more effectively. The valve manufacturing unit located in Grantham ended a series of operating losses incurred in recent years by earning a modest profit in 1994. Elsewhere, an expanding local economy and continued growth in export shipments to the Pacific Rim enabled our subsidiary in Australia to post substantial gains in sales and income for the second consecutive year. Finally, the Brazilian operating unit returned to profitability in 1994 as the economy in that country seems to have responded favorably to the mid-year introduction of the Real Plan, a new economic reform program designed to reduce inflation and normalize business conditions.

     Capital expenditures amounted to $16.5 million for this segment in 1994 versus expenditures of $4.4 million in 1993 and $4.5 million in 1992. Included in the total for the current year are expenditures of $5.1 million for facility upgrades, machining centers for the manufacture of new products, and building construction at the newly acquired operations in Chemnitz and Rochlitz, Germany. Funding for most of these projects was provided by the THA in accordance with the terms of the Purchase Agreement. The majority of the remaining expenditures in 1994 pertain to equipment purchases in the U.S. to upgrade manufacturing performance, increase production capacity, and outfit specialized machining cells for the manufacture of new products being introduced by the Oildyne Division.

     Incoming orders for the Hydraulic Components segment stabilized during the fourth quarter of 1994 but exceeded those for the same period last year by 29 percent. Bookings were higher in both the domestic and foreign sectors. Excluding the impact of the production contract at Keelavite, the backlog of unfilled orders to start the new fiscal year was 59 percent higher than last year after adjusting for foreign currency differences.

- ---------------------------------

     -  Metal Products

        The Metal Products segment accounted for 26 percent of the Company's total sales and 30 percent of total operating income in 1994. Revenues for this group were up 4 percent over 1993 but operating income declined marginally as year-over-year improvements in the domestic sector were negated by reduced income overseas. Sales for the Astron Division were flat in 1994 as widespread economic recession continued to depress construction activity in Europe. Profit margins diminished for the second consecutive year due to the combined effects of rising costs and price discounting in certain markets to preserve share and stimulate demand under distressed business conditions. Shrinking margins and reduced business volume caused Astron's operating income to decrease 17 percent from the previous year and to fall short of the near-record earnings achieved in 1992 by 67 percent. Business conditions were much stronger for the metal stampings operations in the U.S. where sales were higher than 1993 and 1992 by 15 percent and 30 percent, respectively. These year-over-year improvements were primarily driven by a surge in demand from the home building industry and the Division's expanding Distribution Center program. Two new Distribution Centers were opened in 1994, bringing the total number now in operation to six. Operating income for the combined Metal Products operations in the U.S. were up 21 percent from the previous year.

     Capital expenditures for the Metal Products segment amounted to $2.7 million in 1994 versus spending of $1.8 million in 1993 and $2.9 million in 1992. More than half of the current year expenditures pertain to upgraded production equipment, increased production capacity, and office automation for the Astron Division while the remainder relates to automation, refurbishment and replacement of production equipment in the U.S. General upgrading of Astron's facilities and production capabilities accounts for two-thirds of the capital expenditures in 1993 and 1992.

     Incoming orders improved during the fourth quarter of 1994 for both the domestic and foreign operations in this business segment and exceeded combined bookings for the same period last year by 30 percent on a parity-adjusted basis. Bookings were particularly brisk in the Astron Division where business conditions have been considerably stronger during the latter half of 1994. The backlog of unfilled orders to start the new year was up 17 percent from a year ago in the U.S. while the Astron backlog is higher by 45 percent after adjusting for foreign currency differences.

- ---------------------------------

     -  Fluid Purification Systems

        The Fluid Purification segment accounted for 28 percent of the Company's total sales and 11 percent of the total operating income in 1994. Sales for the group were up 9 percent following unchanged revenues in 1993. Sales for domestic operations increased by less than 5 percent in 1994 as moderate growth in the Process Division was counteracted by sluggish activity in the Consumer product line. Orders were brisk this year from customers in the pharmaceutical, coatings, electronics and food & beverage industries while demand remained weak from the chemical and industrial processing segments. Sales for the combined overseas operations were up 11 percent from the previous year on a parity-adjusted basis but were particularly strong in Australia, Asia and Brazil where the year-over-year gain averaged 23 percent. Revenue growth was moderate in Europe while sales in Japan failed to advance for the second consecutive year as a result of a stagnant economy. Increased sales volume, healthier profit margins, and the initial benefits of recent restructuring and reorganization efforts enabled the Fluid Purification Group to generate an operating profit for the first time in three years. Results improved over 1993 for all of the operating units in this group, but a substantial portion of the year-over-year gain occurred in the foreign sector reflecting strong revenue growth in the Pacific Rim, improved performance in Brazil paralleling results for the Hydraulics Division in that country, a major turnaround in Europe from increased sales activity and improving manufacturing efficiencies, and a significant improvement in earnings for the Japanese unit due to the favorable effects of a stronger yen on imported material and the maintaining of effective controls over other operating costs.

     Capital expenditures amounted to $3.8 million in 1994 versus spending of $3.2 million in 1993 and $6.7 million in 1992. Two- thirds of the current year spending pertains to investment in the U.S. for upgraded computer capabilities, advanced testing equipment and miscellaneous production equipment. Capital expenditures in the overseas units primarily consisted of upgraded computer equipment, environmental controls, and office equipment. Most of the spending in 1993 occurred in the U.S. for emission controls, facility improvements and production equipment. Included in capital expenditures for 1992 is $4.4 million for the acquisition of land and building in connection with a program to consolidate the domestic water filtration operations.

- ---------------------------------

     Incoming orders in the fourth quarter for the overseas units were 18 percent higher than the same period last year on a parity-adjusted basis, while bookings for the domestic operations were only marginally better. The backlog of unfilled orders to start the new year was about the same as last year for this group.

Nonoperating Income And Expense

     Interest received from investments increased from $1.0 million in 1993 to $1.4 million in 1994 due, primarily, to additional interest earned on cash contributions from the THA in connection with the mid-year acquisition of ORSTA Hydraulik. Investment yields recovered during the latter half of the year from a general decline experienced in 1993.

     Approximately 80 percent of total interest expense incurred in 1994 resulted from long-term obligations. Most of the long-term interest expense derives from the issuance in 1992 of $45.0 million in 8.2 percent senior notes as part of a capital restructuring program. Remaining interest expense primarily pertains to long-term debt to fund major construction projects completed in recent years, some equipment leases, and short-term borrowings to support current operations. Recorded as a credit to interest expense in 1994 is a $1.3 million reversal of an unrealized interest obligation accrued in prior years. Effective interest rates paid by the Company were relatively unchanged in 1992 and 1993 but rose steadily throughout fiscal 1994.

     Foreign currency exchange and translation losses (principally in Brazil) and withholding taxes on repatriated foreign earnings are included in other nonoperating expense for the three-year period reported herein. These amounts totaled $3.1 million in 1994, $1.2 million in 1993 and $1.9 million in 1992.

     Other nonoperating expense for 1994 includes a $1.1 million loss incurred on the fourth quarter sale of the Fluid
Purification Group's ultrafiltration product line located in the U.S. The disposal of this unprofitable business will improve the operating results of the Fluid Purification Group in future years.

     Included in nonoperating income for 1994 and 1993 are $0.5 million and $1.0 million, respectively, in initial technology license fees derived from a license agreement entered into with Geoyang Development Co. Ltd. in 1993. Under terms of the agreement, Geoyang obtained the rights and technology necessary to design, engineer, manufacture, market and assemble Astron's integrated metal building systems in Korea. Commercial Intertech will also receive royalties and fees on buildings manufactured and sold by Geoyang in future periods.

- ---------------------------------

Taxes

     The consolidated effective tax rate decreased to 29 percent in the current year due, principally, to the utilization of tax loss carryforwards acquired with the ORSTA business to shelter 1994 earnings of the company's other German operations, including those of an Astron subsidiary. Remaining ORSTA net operating losses of approximately $123.0 million, which may be carried forward indefinitely, are expected to provide tax relief on income earned by all operations in Germany for a number of years. The effective rate for 1994 was also reduced by the favorable tax impact of reserve contracts and tax law changes which lowered the statutory rate for two overseas subsidiaries. Partially offsetting these benefits were higher tax rates for some of the overseas operations, the tax consequences of repatriating foreign earnings, state and local taxes levied on domestic income, and nondeductible expense for goodwill acquired in purchase transactions prior to July 25, 1991.

     The consolidated tax rate in 1993 was 32 percent as a result of favorable conclusions to a number of open tax issues and the settlement of a dispute with one foreign tax authority over deductibility of certain expenses.

     In August 1993, the U.S. Congress passed the Omnibus Budget Reconciliation Act of 1993 which generally raised the level of U.S. federal taxes which the company must pay. The Act increased the top corporate rate from 34 percent to 35 percent effective January 1, 1993 and imposed new deduction limitations on compensation and certain business expenses. The Act also extended the research and development credit through June 1995 and made provision for tax deductions on amortized goodwill or going-concern value acquired in a purchase transaction after July 25, 1991. The Act has had no material effect on the Company's operating policies.

Accounting Standards

     In 1993, the Company adopted FASB Statement No. 112, "Employers' Accounting for Postemployment Benefits." This new accounting standard requires accrual accounting for workers' compensation, disability, health insurance continuation, severance pay and other postemployment benefits provided to former or inactive employees when such benefits are attributable to service rendered by the employee, the obligation vests or accumulates, and payment of the obligation is probable. The effect of adopting SFAS No. 112 was immaterial to the financial statements as the Company was already accounting for such costs on an accrual basis.

- ---------------------------------

     In 1992, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes," which changes the criteria for measuring the provision for income taxes and recognizing deferred tax assets and liabilities. This accounting standard requires application of the liability method wherein deferred taxes are recorded on the basis of enacted tax rates as opposed to use of historical tax rates under the previous tax accounting rules.
In adopting SFAS No. 109, the Company elected to immediately recognize the effect in income as a change in accounting principle rather than restate prior years. The cumulative effect of the accounting change to November 1, 1991, which was recorded during the first quarter of 1992, increased net income for the year by $.23 per share ($.21 per share on a fully diluted basis).


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     Liquidity is generally defined as the ability to generate cash, by whatever means available, to satisfy the short-and-long-term needs of the Company. With respect to cash flow in 1994, the balance of cash and cash equivalents increased from $25.1 million at the end of 1993 to a total of $52.7 million at the end of the current period. A significant portion of this change is attributable to the ORSTA acquisition wherein Commercial Intertech received cash from the THA and other German government agencies to cover operating losses and fund pre-existing capital expenditure programs of the Chemnitz and Rochlitz subsidiaries. Contributions available to the Company in the form of cash deposits, scheduled installment payments, and investment grants and subsidies amounted to $43.0 million as of the May 3rd acquisition date (see Note K). Of this total, payment was received in the amount of $30.0 million during 1994, including $11.1 million in cash deposits acquired as of the purchase date. Most of the remaining contributions due of $13.0 million will be received in 1995. Under terms of the Purchase Agreement, the Company agreed to maintain certain employment levels for a period of three years, invest approximately $23.6 million in capital programs over a period of four years (most of which are funded by the cash contributions received), and continue to operate the business for a minimum of five years. Contributions received in connection with the purchase are expected to be sufficient to satisfy these requirements and cover operating needs during the indemnification period. During the period since the acquisition, ORSTA has consumed approximately $12.0 million in cash for operating requirements and expended $5.1 million for capital programs.

- -------------------------------------------

     Cash generated from Commercial Intertech's total operating activities amounted to $32.4 million in 1994, representing a decrease of $4.5 million or 12 percent from the previous year. Higher tax payments and cash requirements for the ORSTA operations at Chemnitz and Rochlitz were the principal factors in the year-over-year decline. Income from discontinued operations of $5.5 million in 1994 and the $3.4 million cumulative effect from adopting SFAS No. 109 in 1992 were both noncash in nature and therefore had no effect on cash flow in their respective fiscal periods.

     Investing activities generated a positive cash flow of $7.4 million in 1994 reflecting the $30.0 million contribution received in connection with the ORSTA acquisition. Capital expenditures totaled $23.1 million for the year versus spending of $9.4 million in 1993 and $14.1 million in 1992 (see Note I). More than 60 percent of the current year spending pertained to expansion of production capacity, equipment upgrades to improve manufacturing performance, machine tools for the manufacture of new product introductions, acquisition of a manufacturing facility which had previously been leased, and investment in advanced computer systems for operations in the U.S. Construction of a new manufacturing facility, machining centers for the manufacture of an expanded product line, and general operating improvements for the ORSTA units accounted for most of the capital spending in the overseas segment during 1994. Other major projects included additional production equipment for the Astron Division and upgraded computer capabilities for several of the foreign subsidiaries. Capacity expansion, emission controls and office automation in the U.S. accounted for the majority of capital expenditures in the two preceding years. Expenditures for 1992 also include $4.4 million to purchase land and building in connection with the program to consolidate the domestic water filtration operations. Authorized but unspent capital expenditure programs totaled $35.7 million at fiscal year-end, of which $16.6 million pertains to new facility construction and other funded capital investment programs at ORSTA. Other significant projects authorized for 1995 include construction of a new cylinder manufacturing facility in the U.S.; production equipment necessary to launch new product offerings and expand production capacity in the Hydraulics Product Group; new equipment and manufacturing systems to improve production efficiencies and increase capacity for the Metal Stampings and Astron Divisions; upgraded production capabilities and installation of emission control devices in the Fluid Purification Group.

- -------------------------------------------

     Cash used in financing activities totaled $16.2 million in 1994. Principal activities included the retirement of debt, payment of reserve contract premiums, and the distribution of dividends to shareholders. Dividends totaled $9.1 million in 1994, of which $7.2 million was paid to shareholders of common stock. Financing activities in 1992 included a refinancing program whereby proceeds from issuance of $45.0 million in
8.2 percent senior notes were used to redeem all of the Series C senior increasing rate cumulative convertible preferred shares originally issued in 1990. Principal payments against the senior notes are scheduled to commence in 1997 with the final payment to be made in 2002. The impact of the refinancing has improved cash flow and increased net income available to shareholders of common stock.

     As part of a restructuring program completed in 1990, the Company established two leveraged employee stock ownership plans (the ESOPs) and sold Series B cumulative convertible preferred shares to the plans for approximately $25.0 million. The ESOPs borrowed funds to purchase the Series B shares. During 1993, the ESOPs completed a refinancing program whereby a floating rate loan was replaced with a $23.2 million, 7.08 percent, 17-year term loan privately placed with a group of insurance companies. This program provided permanent financing for the remaining life of the benefit plan. The Company has guaranteed the repayment of any remaining principal as of December 31, 2009. The outstanding loan balance at October 31, 1994 was approximately $22.5 million.

     Internal cash flows, supplemented by payments received from the THA, are expected to be sufficient to provide the capital resources necessary to support operating needs and finance capital expenditure programs in the coming year. The Company has a $35.0 million nonreducing credit facility available from a group of lending institutions which expires in 1997. The funds available to the Company under this agreement may be used for any general corporate purpose. Including this facility, total unused credit lines of $128.2 million, denominated in both domestic and foreign currencies, were available to the Company at fiscal year-end. Borrowing rates to start the new year are generally higher than the same period a year ago, reflecting prevailing market conditions.

IMPACT OF INFLATION AND CHANGING PRICES
- ---------------------------------------

     Rates of inflation held steady versus the previous year, despite surging economies in some sectors (notably the U.S.), and ranged from 1 to 3 percent for most locales. Manufacturing and operating costs generally advanced in line with inflation, but the continuing trend of competitive pressures and price resistance in the marketplace limited the extent to which cost increases could be passed along to customers in 1994. Modest price increases were insufficient to cover rising costs for wages, benefits, raw materials, purchased components and other manufacturing costs during the year. Consequently, the Corporation relied upon volumetric efficiencies, productivity improvements and cost-saving measures to offset the shortfall in pricing and successfully maintain or improve profit margins in most business units. Margins were lower, however, for the Astron Division where weak business conditions have made price discounting necessary in certain markets over the past two years.

     The ability to recover cost increases and maintain margins continues to be a major challenge for most operating units, and the Company relies upon cost containment, aggressive purchasing, quality initiatives and cost-saving capital investments to combat profit erosion and remain competitive.


BUSINESS OUTLOOK
- ----------------

     The consolidated backlog of unfilled orders amounted to $154.3 million at the end of the year which, after adjusting for the effects of exchange rate differences on the foreign segments, represents a 36 percent increase over the previous fiscal year- end. Ending backlogs were particularly strong for domestic operations, up 41 percent from last year. Incoming orders have been less robust for most of the overseas units, but steady growth in bookings over the latter half of 1994 enabled the Astron Division to finish the period with an ending backlog which was 45 percent higher than a year ago. Substantially all of the consolidated backlog is deliverable in 1995.

     Strong business conditions to start the new fiscal year and continued evidence of upward momentum in the U.S. economy are portents of bright prospects for the Company's domestic operations in 1995. Recent economic reports suggest that business is still growing in some of the major markets served by our U.S. operations, such as the electronics, motor vehicle, transportation, construction and farm equipment industries, as manufacturers invest in capital equipment to improve productivity and expand capacity in response to increasing demand. These favorable indications notwithstanding, economists generally predict that interest rate increases implemented by the U.S.

- ----------------------------

Federal Reserve will eventually cause the economy to grow at a slower pace during the coming year, particularly in the interest-sensitive consumer segments such as the housing and durable goods industries. Profit improvements are nevertheless expected for all three of our U.S. product groups in 1995 as the Company intends to implement marketing strategies which will expand the customer base and increase share, invest in capital equipment to increase production capacity and improve manufacturing performance, introduce new product offerings, and continue to pursue business acquisitions which will complement existing product lines and allow access to new market segments. The disposal of an unprofitable product line late in 1994 will further enhance the earnings potential of the Fluid Purification Group in the coming year.

     Conditions are less certain in the overseas sector where economic revival has been somewhat uneven in the important European markets and hesitant, at best, in Japan. Recent trends indicate that difficult business conditions prevail in some areas of Europe, notably France, but that economies are showing signs of sustained growth in Germany and the United Kingdom. Results are expected to improve in this sector during 1995 as the Company takes advantage of more favorable economic conditions, continues to penetrate markets in the former Eastern Bloc, and begins to realize benefits from recent consolidation activities designed to lower operating costs. The ORSTA operations are expected to have little impact on the Company's operating income during an ongoing period of reorganization and transition in 1995. Elsewhere, the outlook is excellent for continued economic growth in Australia and Southeast Asia where strong performances are anticipated again for our Hydraulic and Fluid Purification operations located in that region. Year-over-year improvements are also likely for operations in Brazil, pending continued success of the Real Plan in keeping inflation in check and stimulating business growth.

     The Company continues to invest in capital improvements, identify and implement strategic initiatives, and reduce overheads where possible to lower operating costs and improve profitability. The competitive advantages which these programs provide, our ability to meet the challenges of globalization and increased international competition, and the rapidly recovering world economies cause us to anticipate strong consolidated results again for 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STATEMENTS OF CONSOLIDATED INCOME
Commercial Intertech Corp. and Subsidiaries
                                               Year Ended October 31,
                                             1994       1993       1992
                                             --------------------------
                                       (in thousands, except per-share data)
Net sales. . . . . . . . . . . . . . . .   $516,931   $448,577   $450,608
  Less costs and expenses:
   Cost of products sold . . . . . . . .    359,461    318,837    316,307
   Selling, administrative and general
      expenses . . . . . . . . . . . . .    118,401    103,510    102,827
   Nonrecurring items. . . . . . . . . .      4,240        860      1,335
                                           ---------  ---------  ---------
                                            482,102    423,207    420,469
                                           ---------  ---------  ---------
Operating income . . . . . . . . . . . .     34,829     25,370     30,139

Nonoperating income (expense):
   Interest income . . . . . . . . . . .      1,393      1,047      1,426
   Interest expense. . . . . . . . . . .     (4,952)    (5,744)    (6,277)
   Other . . . . . . . . . . . . . . . .     (3,467)       (71)    (1,939)
                                           ---------  ---------  ---------
                                             (7,026)    (4,768)    (6,790)
                                           ---------  ---------  ---------
Income from continuing operations before
   income taxes and cumulative effect of
   change in accounting. . . . . . . . .     27,803     20,602     23,349

Provision for income taxes:
   Current . . . . . . . . . . . . . . .      9,949      8,794     10,372
   Deferred. . . . . . . . . . . . . . .     (1,765)    (2,207)    (1,068)
                                           ---------  ---------  ---------
                                              8,184      6,587      9,304
                                           ---------  ---------  ---------
Income from continuing operations before
   cumulative effect of change in
   accounting. . . . . . . . . . . . . .     19,619     14,015     14,045
Income from discontinued operation . . .      5,462          0          0
                                           ---------  ---------  ---------
Income before cumulative effect of
   accounting change.. . . . . . . . . .     25,081     14,015     14,045
Cumulative effect of change in
   accounting for income taxes . . . . .          0          0      3,391
                                           ---------  ---------  ---------
Net income . . . . . . . . . . . . . . .   $ 25,081   $ 14,015   $ 17,436
                                           =========  =========  =========
Preferred stock dividends and
   adjustments . . . . . . . . . . . . .     (2,097)    (2,109)    (4,413)
                                           ---------  ---------  ---------
Net income applicable to common stock. .   $ 22,984   $ 11,906   $ 13,023
                                           =========  =========  =========
Earnings per share of common stock:
   Primary:
      Income from continuing operations
         before cumulative effect of
         change in accounting. . . . . .      $1.14      $0.79      $0.65
      Income before cumulative effect of
         accounting change . . . . . . .       1.50       0.79       0.65
      Net income . . . . . . . . . . . .       1.50       0.79       0.88

   Fully diluted:
      Income from continuing operations
         before cumulative effect of
         change in accounting. . . . . .      $1.09      $0.76      $0.63
      Income before cumulative effect of
         accounting change . . . . . . .       1.41       0.76       0.63
      Net income . . . . . . . . . . . .       1.41       0.76       0.84


See notes to consolidated financial statements.


ITEM 8.  (Continued)

CONSOLIDATED BALANCE SHEETS
Commercial Intertech Corp. and Subsidiaries

                                                  October 31,  October 31,
                                                     1994         1993
                                                  ------------------------
Assets                                                 (in thousands)
CURRENT ASSETS
   Cash (including equivalents of $37,073,000
      in 1994 and $18,409,000 in 1993) . . . .     $ 52,666     $ 25,066
   Accounts and notes receivable, less
      allowances for doubtful accounts of
      $2,890,000 in 1994 and $1,765,000 in
      1993 . . . . . . . . . . . . . . . . . .       94,212       78,484
   Inventories . . . . . . . . . . . . . . . .       62,320       49,883
   Deferred income tax benefits. . . . . . . .       15,307       12,889
   Prepaid expenses and other current assets .       10,861        4,643
                                                   --------     --------

      Total current assets . . . . . . . . . .      235,366      170,965

NONCURRENT ASSETS
   Intangible assets . . . . . . . . . . . . .       26,563       29,822
   Pension assets. . . . . . . . . . . . . . .       31,191       26,645
   Other noncurrent assets . . . . . . . . . .        4,421        4,922
                                                   --------     --------

      Total noncurrent assets. . . . . . . . .       62,175       61,389

PROPERTY, PLANT AND EQUIPMENT
   Land and land improvements. . . . . . . . .       13,571       12,467
   Buildings . . . . . . . . . . . . . . . . .       66,194       61,084
   Machinery and equipment . . . . . . . . . .      164,069      156,669
   Construction in progress. . . . . . . . . .       10,056        5,495
                                                   --------     --------

                                                    253,890      235,715

   Less allowances for depreciation and
   amortization. . . . . . . . . . . . . . . .      128,453      120,734
                                                   --------     --------

                                                    125,437      114,981
                                                   --------     --------

Total assets . . . . . . . . . . . . . . . . .     $422,978     $347,335
                                                   ========     ========

ITEM 8.  (Continued)

CONSOLIDATED BALANCE SHEETS (Continued)

                                                   October 31,  October 31,
                                                      1994         1993
                                                   ------------------------
                                                         (in thousands)
Liabilities and Shareholders' Equity
CURRENT LIABILITIES
   Bank loans. . . . . . . . . . . . . . . . . .    $ 20,273     $ 17,599
   Accounts payable. . . . . . . . . . . . . . .      44,489       33,387
   Accrued payrolls and related taxes. . . . . .      22,168       15,290
   Accrued expenses. . . . . . . . . . . . . . .      40,669       25,305
   Dividends payable . . . . . . . . . . . . . .       2,509        2,270
   Accrued income taxes. . . . . . . . . . . . .       2,037       14,786
   Current portion of long-term debt . . . . . .       2,821        1,562
                                                    --------     --------

      Total current liabilities. . . . . . . . .     134,966      110,199

NONCURRENT LIABILITIES
   Long-term debt. . . . . . . . . . . . . . . .      77,020       78,059
   Deferred income taxes . . . . . . . . . . . .      16,926       16,273
   Postretirement benefits . . . . . . . . . . .      21,188       19,867
   Deferred credit . . . . . . . . . . . . . . .      19,118          -0-
                                                    --------     --------

      Total noncurrent liabilities . . . . . . .     134,252      114,199


SHAREHOLDERS' EQUITY
   Preferred stock, no par value:
      Authorized:  10,000,000 shares
      Series A participating preferred
         shares. . . . . . . . . . . . . . . . .           0            0
      Series B ESOP convertible preferred shares
         Issued: 1994 - 1,059,407 shares
                 1993 - 1,064,846 shares . . . .      24,631       24,758
   Common stock, $1 par value:
      Authorized:  30,000,000 shares
      Issued:
         1994 - 15,199,258 shares;
         (excluding 144,261 in treasury)
         1993 - 10,037,575 shares;
         (excluding 42,063 in treasury). . . . .      15,199       10,038
   Capital surplus . . . . . . . . . . . . . . .      35,844       39,034
   Retained earnings . . . . . . . . . . . . . .      91,649       75,087
   Deferred compensation . . . . . . . . . . . .     (20,108)     (21,248)
   Translation adjustment. . . . . . . . . . . .       6,545       (4,732)
                                                    ---------    --------

                                                     153,760      122,937
                                                    ---------    --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $422,978     $347,335
                                                    =========    ========

See notes to consolidated financial statements.


ITEM 8.  (Continued)

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
Commercial Intertech Corp. and Subsidiaries

                                                Year Ended October 31,
                                              1994       1993       1992
                                              --------------------------
                                        (in thousands, except per-share data)
PREFERRED STOCK (Series B)
   Balance at beginning of year. . . . .    $ 24,758   $ 24,886   $ 24,950
   Shares converted. . . . . . . . . . .        (127)      (128)       (64)
                                            ---------  ---------  ---------
   Balance at end of year. . . . . . . .      24,631     24,758     24,886

COMMON STOCK
   Balance at beginning of year. . . . .      10,038      9,910      9,791
   Shares issued:
      Water Factory Systems -
         Acquisition . . . . . . . . . .           0          0         55
      Stock option and award plans . . .          63        105         53
   Shares issued as of September 1, 1994
      in stock split effected in the form
      of a 50% share dividend. . . . . .       5,073          0          0
   Other . . . . . . . . . . . . . . . .          25         23         11
                                            ---------  ---------  ---------
   Balance at end of year. . . . . . . .      15,199     10,038      9,910

CAPITAL SURPLUS
   Balance at beginning of year. . . . .      39,034     37,628     36,665
   Water Factory Systems -
      Acquisition. . . . . . . . . . . .           0          0        (55)
   Stock option and award plans. . . . .       1,771        987        890
   Par value transferred to common stock
      in connection with stock split
      effected in form of share dividend      (5,073)         0          0
   Other . . . . . . . . . . . . . . . .         112        419        128
                                            ---------  ---------  ---------
   Balance at end of year. . . . . . . .      35,844     39,034     37,628

RETAINED EARNINGS
   Balance at beginning of year. . . . .      75,087     69,199     66,177
   Net income for the year . . . . . . .      25,081     14,015     17,436
                                            ---------  ---------  ---------
                                             100,168     83,214     83,613

   Dividends:
      Common (per share:  1994 - $0.48;
         1993 - $0.45; 1992 - $0.45) . .       7,239      6,821      6,729
      Preferred Series B . . . . . . . .       2,095      2,107      2,117
      Preferred Series C . . . . . . . .           0          0      1,659
                                            ---------  ---------  ---------
                                               9,334      8,928     10,505
   Other preferred stock adjustments . .        (815)      (801)     3,909
                                            ---------  ---------  ---------
   Balance at end of year. . . . . . . .      91,649     75,087     69,199

DEFERRED COMPENSATION. . . . . . . . . .     (20,108)   (21,248)   (22,495)

TRANSLATION ADJUSTMENT . . . . . . . . .       6,545     (4,732)     2,721
                                            ---------  ---------  ---------

      Total shareholders' equity . . . .    $153,760   $122,937   $121,849
                                            =========  =========  =========
Shareholders' equity per share of common
   stock . . . . . . . . . . . . . . . .       $9.82      $7.93      $8.04


See notes to consolidated financial statements.

ITEM 8.  (Continued)

STATEMENTS OF CONSOLIDATED CASH FLOWS
Commercial Intertech Corp. and Subsidiaries

                                                   Year Ended October 31,
                                                  1994      1993      1992
                                                  ------------------------
OPERATING ACTIVITIES:                                   (in thousands)
   Net income . . . . . . . . . . . . . . . . . $ 25,081  $ 14,015  $ 17,436
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for depreciation and
            amortization. . . . . . . . . . . .   17,962    16,764    16,756
         Adoption of SFAS No. 109 . . . . . . .        0         0    (3,391)
         Discontinued operation . . . . . . . .   (5,462)        0         0
         Amortization of deferred credit. . . .   (6,466)        0         0
         Postretirement benefits. . . . . . . .      383       781       607
         Pension plan credits . . . . . . . . .   (2,531)   (2,386)   (2,879)
         Change in deferred income taxes. . . .   (2,026)   (1,615)     (836)
         Change in current assets and liabilities:
            (Increase) decrease in accounts
               receivable . . . . . . . . . . .   (4,615)      138     1,468
            (Increase) decrease in inventories.   (4,475)    2,349    (2,378)
            (Increase) decrease in prepaid
               expenses and other current
               assets . . . . . . . . . . . . .   (1,020)   (1,332)    1,606
            Increase in accounts payable and
               accrued expenses . . . . . . . .   21,597     8,319    10,732
            (Decrease) increase in accrued
               income taxes . . . . . . . . . .   (6,072)     (143)      545
                                                --------- --------- ---------
               Net cash provided by operating
                  activities. . . . . . . . . .   32,356    36,890    39,666
INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets . . . . .      284       340       219
   Business acquisition . . . . . . . . . . . .        0         0    (2,279)
   Cash and cash equivalents acquired in
      business acquisition. . . . . . . . . . .   11,140         0         0
   Installments received - Acquisition. . . . .   18,833         0         0
   Investment in intangibles. . . . . . . . . .     (450)     (496)     (209)
   Capital expenditures . . . . . . . . . . . .  (22,373)   (9,583)  (14,054)
                                                --------- --------- ---------
        Net cash provided (used) by investing
           activities. . . . . . . . . .  . . .    7,434    (9,739)  (16,323)
FINANCING ACTIVITIES:
   Proceeds from long-term debt . . . . . . . .        0     1,548    22,000
   Principal payments on long-term debt . . . .   (2,897)   (8,114)  (37,337)
   Net borrowings under bank loan agreements. .   (2,237)   (1,034)    9,493
   Proceeds from issuance of senior notes . . .        0         0    45,000
   Payments for refinancing . . . . . . . . . .        0         0      (550)
   Redemption of redeemable preferred stock . .        0         0   (43,200)
   Purchase of reserve contracts. . . . . . . .   (3,430)   (2,503)   (1,826)
   Conversion of other assets . . . . . . . . .    1,483      (817)      840
   Dividends paid . . . . . . . . . . . . . . .   (9,094)   (8,872)  (11,562)
                                                --------- --------- ---------
        Net cash (used) by financing activities  (16,175)  (19,792)  (17,142)
Effect of exchange rate changes on cash . . . .    3,985    (1,689)     (264)
                                                --------- --------- ---------
Net increase in cash and cash equivalents . . .   27,600     5,670     5,937
Cash and cash equivalents at beginning of year.   25,066    19,396    13,459
                                                --------- --------- ---------
Cash and cash equivalents at end of year. . . . $ 52,666  $ 25,066  $ 19,396
                                                ========= ========= =========
Cash paid during the year for:
   Interest . . . . . . . . . . . . . . . . . .   $6,162    $6,032    $5,062
   Income taxes . . . . . . . . . . . . . . . .   16,282     8,344     9,595


See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commercial Intertech Corp. and Subsidiaries


NOTE A - ACCOUNTING POLICIES


Consolidation:
     The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All intercompany accounts and transactions are eliminated upon consolidation. Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the current presentation.

     Restructuring charges have been reported in operating income under the caption nonrecurring items.

Inventories:
     Inventories are stated at the lower of cost or market. Inventories in the United States are primarily valued on the last-in, first-out (LIFO) cost method. The method used for all other inventories is first-in, first-out
(FIFO).  Approximately 56 percent (57 percent in 1993) of worldwide inventories
are  accounted for using the LIFO method.    Inventories as of October 31
consisted of the following:

                                           1994      1993
                                           ----      ----
                                           (in thousands)
       Raw materials . . . . . . . .     $15,393    $11,412
       Work in process . . . . . . .      31,188     24,067
       Finished goods. . . . . . . .      15,739     14,404
                                         -------    -------
                                         $62,320    $49,883
                                         =======    =======

     If all inventories were priced using the FIFO method, which approximates replacement cost, inventories would have been $15,510,000 higher in 1994 and $14,713,000 higher in 1993.

Intangibles:

     Intangible assets at October 31 are summarized as follows:

                                                      1994      1993
                                                      ----      ----
                                                      (in thousands)
     Goodwill, less accumulated
                 amortization (1994 - $5,088,000;
                 1993 - $4,497,000). . . . . . . .   $18,331   $19,522
     Other intangibles, less accumulated
                 amortization (1994 - $20,249,000;
                 1993 - $17,795,000) . . . . . . .     8,232    10,300
                                                     -------   -------
                                                     $26,563   $29,822
                                                     =======   =======

     Excess cost over the fair value of net assets acquired (or goodwill) generally is amortized on a straight-line basis over 40 years. The carrying value of goodwill is reviewed in those instances where the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recovered based upon the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill is reduced by the estimated shortfall of cash flows.

     Other intangibles, including patents, know-how and trademarks, are carried at their appraised value on the acquisition date less accumulated amortization, which is provided using the straight-line method over 10 to 25 years.

     Deferred credit represents negative goodwill from an acquisition (see Note K).

Properties and Depreciation:
     Property, plant and equipment are recorded at cost. Buildings and equipment are depreciated over their useful lives, principally by use of the straight-line method.

Income Taxes:
     Effective November 1, 1991, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," which changed the criteria for measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. Deferred income tax assets and liabilities principally arise from differences between the tax basis of the asset or liability and its reported amount in the consolidated financial statements. These include inventory valuation differences under uniform capitalization rules, depreciation expense, accrued expenses, postretirement benefit expenses, net operating loss carryforwards and a gain on the sale of property in the United Kingdom. Deferred tax balances are determined by using provisions of the enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. The Company elected not to restate prior years. Prior to the implementation of SFAS No. 109, the Company accounted for income taxes using Accounting Principles Board Opinion No. 11. The cumulative effect, through November 1, 1991, of this change in accounting amounted to $3,391,000, or $.23 per share, and was included in net income as of that date.

     Provisions are made for appropriate income taxes on undistributed earnings of foreign subsidiaries which are expected to be remitted to the parent company in the near future. The cumulative amount of unremitted earnings of subsidiaries, which aggregated approximately $57,930,000 at October 31, 1994, is deemed to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

Translation of Foreign Currencies:
     The financial statements of foreign entities are translated in accordance with Financial Accounting Standards Board (FASB) Statement No. 52, except for those entities located in highly inflationary countries. Under this method, revenue and expense accounts are translated at the average exchange rate for the year while all assets and liability accounts are translated into U.S. dollars at the current exchange rate. Resulting translation adjustments are recorded as a separate component of shareholders' equity and do not affect income determination.

Earnings Per-Share Amounts:
     On July 27, 1994, the Company's Board of Directors approved a three-for two split of the Company's common stock in the form of a 50% share dividend for shareholders of record as of September 1, 1994 (1994 share dividend). The par value of each share was not changed from $1. Accordingly, all per share and stock option data have been restated to reflect the split. In connection with the split, common stock was credited and capital surplus was charged for the aggregate par value of the shares that were issued.

     Income per share of common stock is computed using the weighted-average number of shares outstanding for each year after giving retroactive effect to the 1994 share dividend. The preferred stock issuances were determined not to be common stock equivalents for primary earnings per common share. In computing primary earnings per common share, the Series B and C preferred dividends and adjustments reduce income available to common shareholders.

     In computing fully diluted earnings per share, dilution is determined by dividing net earnings by the weighted average number of common shares outstanding during each year adjusted for the 1994 share dividend after giving effect to dilutive preferred stock assumed converted to common stock. In 1994 and 1993, the dilutive calculation assumes conversion of Series B preferred stock to common shares and the subsequent adjustment for dividend rates to arrive at income available to common shareholders. In 1992, the most dilutive calculation assumes conversion of Series B preferred stock to common shares and the subsequent adjustments to net income for Series C preferred dividends and dividend rate adjustments for Series B preferred to arrive at income available to common shareholders. Alternative conversion of Series C preferred or both Series B and C preferred in 1992 results in an anti-dilutive effect on earnings per share.

Cash Equivalents:
     The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

Investment In Reserve Contracts:
     During the third quarter of fiscal 1992, the Company purchased corporate owned life insurance contracts on all domestic employees. The contracts are recorded at cash surrender value, net of policy loans, in Other Assets. The net contract expense, including interest expense, is included in Selling, Administrative and General Expenses in the Statements of Consolidated Income. The related interest expense was $6,320,000 in 1994, $3,660,000 in 1993 and $1,124,000 in 1992 which in each year is reduced for contract benefits and net amortization of contract premiums and cash surrender value.

Revenue Recognition:
     Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon shipment of the finished product.

NOTE B - DEBT

Long-term debt obligations are summarized below:

                                            1994      1993
                                            ----      ----
                                            (in thousands)
Senior notes . . . . . . . . . . . . .    $45,000   $45,000
Industrial revenue loans . . . . . . .      4,225     4,898
Mortgages. . . . . . . . . . . . . . .      5,868     6,162
Other. . . . . . . . . . . . . . . . .      2,265       330
                                          -------   -------
                                           57,358    56,390
Less current portion . . . . . . . . .      2,821     1,562
                                          -------   -------
                                           54,537    54,828
Guarantee of employee stock ownership
   plan loan . . . . . . . . . . . . .     22,483    23,231
                                          -------   -------
                                          $77,020   $78,059
                                          =======   =======

     The Company has outstanding $45 million of 8.20 percent senior notes due in 2002, privately placed with a group of insurance companies. The notes have level annual sinking fund payments beginning at the end of 1997. The senior notes include covenants which require the maintenance of certain financial ratios. The Company was in compliance with these covenants at October 31, 1994.

     The Company maintains a $35 million nonreducing revolving credit facility with a group of three banks. There were no borrowings outstanding from this facility at October 31, 1994 or 1993. The funds available under the agreement may be used for any general corporate purposes, including share purchases. The Company pays a facility fee of 0.25 percent per annum on the total commitment. The revolving credit portion of the agreement has interest options determinable by the Company based upon LIBOR, certificate of deposit or prime interest rates. The maximum rate is prime rate, 7/8 percentage point over LIBOR or one percentage point over certificate of deposit rates. The credit agreement also has a competitive bid option feature, which under certain conditions provides lower interest rates. The credit agreement includes covenants which require the maintenance of certain financial ratios. The Company was in compliance with these covenants at October 31, 1994. Additionally, under the most restrictive provisions of the agreement, approximately $17.6 million of unrestricted retained earnings is available for future dividend payments or share purchases. During 1994 the agreement was extended two years and will expire April 1997.

     Industrial revenue loans cover two separate domestic expansion programs and have maturities to January 1, 2001. Interest costs currently range from
6.05 to 7.75 percent, and the loans are secured by property and equipment at the Benton, Arkansas and Hicksville, Ohio facilities (net book value at October 31, 1994 - $5,811,000).

     Mortgages relate to construction programs at two facilities. Three loans are collateralized with a Japanese facility and bear interest at 5.7 to 6.2 percent, maturing through the year 2005. These loans are secured with property and equipment at Kita-Ibaragi, Japan (net book value at October 31, 1994 - $7,101,000). The loan for the second program is collateralized by a facility located in Enfield, Connecticut and bears interest at 5.0 percent maturing in the year 2000. The Enfield facility's net book value at October 31, 1994 was $3,991,000.

     The Company established the Employee Stock Ownership Plan (ESOP) in February, 1990. The ESOP is presently financed by 7.08 percent senior notes due December 31, 2009 privately placed with a group of insurance companies. Since the debt is guaranteed by the Company, it is included in Long-Term Debt with an offset recorded as Deferred Compensation in Shareholders' Equity. As Company contributions and dividends on the shares held by the ESOP are used to meet interest and principal payments, shares are released for allocation to eligible employees.

     Principal payments due in the five years after October 31, 1994 (excluding the ESOP loan guarantee) are:

                        (in thousands)
                       1995   -   $2,821
                       1996   -    2,077
                       1997   -    9,463
                       1998   -    9,092
                       1999   -    9,103

     The Company had available unused lines of credit in various countries totaling approximately $93.2 million short-term and $35.0 million long-term at October 31, 1994. Outstanding bank loans at October 31, 1994 and 1993 had weighted average interest rates of 6.1 percent and 5.7 percent, respectively.

NOTE C - FOREIGN CURRENCY TRANSLATION


     The cumulative effects of foreign currency translation gains and losses are reflected in the Translation Adjustment section of Shareholders' Equity. Translation adjustments increased equity by $11,277,000 and $104,000 in 1994 and 1992, respectively, and decreased equity by $7,453,000 in 1993.

     Foreign currency transaction gains and losses, which include U.S. dollar translation losses in Brazil, are reflected in income. For the three-year period reported herein, foreign currency losses have decreased Income from Continuing Operations before Income Taxes as follows:

                       (in thousands)
                     1994   -   $2,751
                     1993   -      678
                     1992   -    1,266

NOTE D - STOCK OPTIONS AND AWARDS


     Under the Company's stock option and award plans, approximately 924,000 shares of common stock are reserved for issuance to key employees as of October 31, 1994. The options are exercisable at various dates and expire ten years from the date of grant. Stock options granted during 1994 totaled 138,375 shares. A total of 23,250 options were forfeited during the year. Stock appreciation rights may be granted as part of a stock option or as a separate right to the holders of any options previously granted. The present plan also provides for awards of restricted and performance shares of common stock to key employees. There were 93,150 restricted shares awarded in 1994 and no restricted shares awarded in 1993. Awards of performance shares totaled 1,500 in 1994 and 122,475 in 1993. When rights, options or awards are granted, associated compensation expense is accrued from date of grant to the date such options or awards are exercised.

     A summary of the activity follows:

                                      Number   Option Price Range
                                    of Shares       Per Share
                                    ---------  ------------------
Options outstanding at October 31:
   1994. . . . . . . . . . . .       623,337     $6.50 - $15.58
   1993. . . . . . . . . . . .       649,350     $6.50 - $14.83

Options exercised during the year:
   1994. . . . . . . . . . . .       141,138     $9.83 - $14.83
   1993. . . . . . . . . . . .        69,450     $6.50 - $11.50

Options exercisable at October 31:
   1994. . . . . . . . . . . .       294,987     $6.50 - $14.83
   1993. . . . . . . . . . . .       293,250     $6.50 - $14.83



     Shares available for future grants amounted to approximately 300,000 and 486,000 as of October 31, 1994 and 1993, respectively.


     All data presented herein has been restated for the effects of a three-for-two stock split of the Company's common stock which was approved on July 27, 1994.

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

     A summary of the various components of net periodic pension cost for defined benefit plans and cost information for other plans for the three-year period is shown below:

                                      1994     1993     1992
                                      ----     ----     ----
                                           (in thousands)
Defined benefit plans:
   Service cost. . . . . . . . . .  $ 3,054  $ 2,360  $ 2,141
   Interest cost . . . . . . . . .    7,484    7,087    6,619
   Actual return on plan assets. .   (4,124) (19,945)  (7,887)
   Net amortization and deferral .   (6,499)  10,001   (2,089)

                                    -------- -------- --------
   Net pension (income). . . . . .      (85)    (497)  (1,216)
Other plans:
   Defined contribution plans. . .      356      284      283
   Multiemployer plan. . . . . . .       81       75       63
   Foreign plans . . . . . . . . .      599      471      562

                                    -------- -------- --------
   Total pension expense (income).  $   951  $   333  $  (308)
                                    ======== ======== ========

Assumptions used in the accounting for the defined benefit plans as of October
31 were:

                                                      1994    1993   1992
                                                      ----    ----   ----
   Weighted-average discount rate . . . . . . . . .    8.5%   7.25%   8.0%
   Rates of increase in compensation levels . . . .    4.5%   4.5 %   5.0%
   Expected long-term rate of return on assets. . .   10.0%  10.0 %  10.0%


     The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheets at October 31, 1994 and 1993 for the Company's
U.S. and foreign defined benefit pension plans. Other foreign pension plans do not determine net assets or the actuarial present value of accumulated benefits as calculated and disclosed herein:

                                           1 9 9 4                       1 9 9 3
                                ----------------------------  ----------------------------
                                 Plans Whose    Plans Whose    Plans Whose    Plans Whose
                                Assets Exceed   Accumulated   Assets Exceed   Accumulated
                                 Accumulated     Benefits      Accumulated     Benefits
                                   Benefits    Exceed Assets     Benefits    Exceed Assets
                                -------------  -------------  -------------  -------------
                                                       (in thousands)
Actuarial present value of
  benefit obligations:
  Vested benefit obligation. . . . $(44,039)     $(43,967)       $(43,761)      $(41,222)
                                   =========     =========       =========      =========
  Accumulated benefit obligation . $(45,576)     $(46,448)       $(45,339)      $(43,671)
                                   =========     =========       =========      =========

Projected benefit obligation . . . $(48,626)     $(55,256)       $(48,448)      $(52,029)
Market value of plan assets. . . .   78,223        44,018          80,147         40,130
                                   ---------     ---------       ---------      ---------
Projected benefit obligation less
   than or (in excess of) plan
   assets. . . . . . . . . . . . .   29,597       (11,238)         31,699        (11,899)
Unrecognized net (gain) loss . . .      (71)        5,028          (4,752)         5,601
Unrecognized prior service cost. .    2,741         2,964           3,086          3,157
Unrecognized net (asset)
   obligation  . . . . . . . . . .   (5,712)        1,190          (6,541)         1,262
Additional liability . . . . . . .        0        (1,035)              0         (1,732)
                                   ---------     ---------       ---------      ---------
Net pension asset (liability)
   recognized in the Consolidated
   Balance Sheet . . . . . . . . . $ 26,555      $ (3,091)       $ 23,492       $ (3,611)
                                   =========     =========       =========      =========

     Plan assets at October 31, 1994 are invested in publicly traded and restricted mutual funds, various corporate and government bonds, guaranteed income contracts and listed stocks, including common stock of the Company having a market value of $4,236,500 at that date.

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

     Components of net periodic postretirement benefit cost are shown below.
Net periodic cost associated with retiree life insurance benefits amounted to
$314,000 in 1994, $296,000 in 1993, and $288,000 in 1992.
                                            1994    1993    1992
                                            ----    ----    ----
                                               (in thousands)
Service cost. . . . . . . . . . . . . . .  $  419  $  377  $  312
Interest cost . . . . . . . . . . . . . .   1,357   1,411   1,408
Actual return on plan assets. . . . . . .       0       0       0
Amortization of transition obligation . .       0       0       0
Net amortization and deferral . . . . . .      49      26       0
                                           ------  ------  ------
Net periodic postretirement benefit cost.  $1,825  $1,814  $1,720
                                           ======  ======  ======

     The following table shows the aggregated funded status of the benefit plans reconciled with amounts recognized in the Company's Consolidated Balance
Sheets. The accrued postretirement cost associated with retiree life insurance benefits amounted to $3,257,000 and $3,094,000 as of October 31, 1994 and 1993, respectively.

                                                      October 31,
                                                    ---------------
                                                    1994       1993
                                                    ----       ----
                                                    (in thousands)
Accumulated postretirement benefit obligations:
   Retirees. . . . . .. . . . . . . . . . . . .  $ (8,048)  $ (8,959)
   Fully eligible active plan participants  . .    (2,834)    (2,577)
   Other active plan participants . . . . . . .    (7,003)    (7,402)
                                                 ---------  ---------
                                                  (17,885)   (18,938)
Plan assets at fair value . . . . . . . . . . .         0          0
                                                 ---------  ---------
Accumulated postretirement benefit
   obligation (in excess of) plan assets  . . .   (17,885)   (18,938)
Unrecognized net loss . . . . . . . . . . . . .       716      2,621
Unrecognized prior service cost . . . . . . . .         0          0
Unrecognized transition obligation  . . . . . .         0          0
                                                 ---------  ---------
(Accrued) postretirement benefit cost . . . . .  $(17,169)  $(16,317)
                                                 =========  =========

     The weighted-average annual assumed rate of increase in the per capita cost of covered benefits in the medical plans, or health care cost trend rate, is 12.0 percent for 1994 and 12.5 percent for 1993. The trend rate is assumed to decrease gradually to 6.25 percent in the year 2007 and remain at that level thereafter. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 31, 1994 by $1,659,400 and the aggregate of service and interest cost components of net periodic postretirement benefit cost for 1994 by $262,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.5 percent and 7.25 percent at October 31, 1994 and 1993, respectively. The annual assumed rate of salary increase for retiree life insurance is 4.5 percent at October 31, 1994 and October 31, 1993.

NOTE F - INCOME TAXES

     The components of income from continuing operations before income taxes and cumulative effect of change in accounting and the provision for income taxes are summarized as follows:

                                         1994     1993     1992
                                         ----     ----     ----
                                             (in thousands)
Income from continuing operations
   before income taxes and cumulative
   effect of change in accounting:
      Domestic . . . . . . . . . . . . $19,184  $ 8,313  $ 4,896
      Foreign  . . . . . . . . . . . .   8,619   12,289   18,453
                                       -------- -------- --------
                                        27,803   20,602   23,349

Provision for income taxes
   Current
      Domestic-Federal . . . . . . . .   5,672    3,348    1,483
              -State and local . . . .   1,838      382      560
      Foreign. . . . . . . . . . . . .   4,531    5,064    8,329
                                       -------- -------- --------
                                        12,041    8,794   10,372

   Deferred
      Domestic-Federal . . . . . . . .    (650)  (1,376)  (1,393)
              -State and local . . . .    (257)    (130)    (161)
      Foreign. . . . . . . . . . . . .    (858)    (701)     486
                                       -------- -------- --------
                                        (1,765)  (2,207)  (1,068)

   Benefit of operating loss
      carryforwards. . . . . . . . . .  (2,092)     -0-      -0-
                                       -------- -------- --------
                                         8,184    6,587    9,304

Income from continuing operations
   before cumulative effect of change
   in accounting:
      Domestic . . . . . . . . . . . .  12,581    6,089    4,407
      Foreign. . . . . . . . . . . . .   7,038    7,926    9,638
                                       -------- -------- --------
                                       $19,619  $14,015  $14,045
                                       ======== ======== ========


     A reconciliation of the effective tax rate to the U.S. statutory rate for 1994, 1993 and 1992 follows:

                                           1994   1993   1992
                                           ----   ----   ----
Statutory U.S. federal income tax rate. .  35.0%  34.8%  34.0%
State and local taxes on income net of
   domestic income tax benefit. . . . . .   3.7    0.8    1.1
Increase in effective rate due to
   impact of foreign subsidiaries . . . .   2.4    0.4    4.8
Benefit of operating loss carryforwards .  (7.5)     0      0
Repatriation of foreign earnings. . . . .   1.5    0.6    0.8
Reserve contracts . . . . . . . . . . . .  (5.0)  (3.7)  (0.5)
Goodwill with no U.S. tax benefit . . . .   2.0    2.5    2.5
All other . . . . . . . . . . . . . . . .  (2.7)  (3.4)  (2.9)
                                           -----  -----  -----

   Effective income tax rate. . . . . . .  29.4%  32.0%  39.8%
                                           =====  =====  =====

Significant components of the Company's deferred income tax liabilities and assets as of October 31, are as follows:

                                                          (in thousands)
   Deferred income tax liabilities:                  1994     1993     1992
                                                     ----     ----     ----
      Tax over book depreciation. . . . . . . . .  $13,142  $13,234  $13,358
      Prepaid pension asset . . . . . . . . . . .    9,991    8,760    7,412
      United Kingdom property sale. . . . . . . .    1,407    1,274    1,339
      Other . . . . . . . . . . . . . . . . . . .      278      273      846
                                                   -------  -------  -------
         Total deferred income tax liabilities. .   24,818   23,541   22,955
   Deferred income tax assets:
      Postretirement benefits . . . . . . . . . .    6,769    6,783    5,995
      Employee benefits . . . . . . . . . . . . .    7,157    6,407    5,810
      Net operating loss carryforwards. . . . . .   58,587    4,895    3,603
      Inventory valuation . . . . . . . . . . . .    2,111    2,048    2,361
      Product liability . . . . . . . . . . . . .    2,710    1,928    1,452
      Other . . . . . . . . . . . . . . . . . . .    4,452    2,306      713
                                                   -------  -------  -------
         Total deferred income tax assets . . . .   81,786   24,367   19,934
      Valuation allowance for deferred income tax
         assets . . . . . . . . . . . . . . . . .   58,587    4,210    2,570
                                                   -------  -------  -------
         Net deferred income tax assets . . . . .   23,199   20,157   17,364

                                                   -------  -------  -------
         Net deferred income tax liabilities. . .  $ 1,619  $ 3,384  $ 5,591
                                                   =======  =======  =======

     The net effect of tax rate changes decreased deferred income taxes approximately $240,000 during fiscal 1993. The valuation allowance has increased by $54,377,000 in 1994, $1,640,000 in 1993 and $847,000 in 1992 since adoption of SFAS No. 109 on November 1, 1991. At October 31, 1994, the Company also had unused foreign tax credit carryovers of approximately $3,697,000 of which $1,263,000 will expire in 1995, $249,000 in 1997, $721,000 in 1998 and the balance will expire in the year 1999.

     Of the $58,587,000 in tax benefits from operating loss carryforwards, $55,308,000 relates to the ORSTA Hydraulik operations acquired in 1994 which are available indefinitely. The balance of the loss carryforward expires as follows; $1,579,000 in 1997, $634,000 in 1998 and the balance available indefinitely.

ITEM 8.  (Continued)

NOTE G - QUARTERLY DATA (unaudited)

     1994                        First   Second   Third    Fourth    Total
- -----------------------------------------------------------------------------
                                   (in thousands, except per-share amounts)
Net sales. . . . . . . . . . . $104,360 $121,443 $139,554 $151,574  $516,931
Gross profit . . . . . . . . .   31,701   38,528   42,135   45,106   157,470
Income from continuing
   operations. . . . . . . . .    2,068    6,609    4,933    6,009    19,619
Income from discontinued
   operation . . . . . . . . .        0        0    5,462        0     5,462
Net income . . . . . . . . . .    2,068    6,609   10,395    6,009    25,081
Earnings per share:
   Primary:
      Income from continuing
         operations. . . . . .     $.10     $.40     $.29     $.36     $1.14
      Net income . . . . . . .      .10      .40      .64      .36      1.50
   Fully diluted:
      Income from continuing
         operations. . . . . .      .10      .38      .27      .34      1.09
      Net income . . . . . . .      .10      .38      .60      .34      1.41
Dividends per common share . .     .113     .114     .125     .125      .477


     1993                        First   Second   Third    Fourth     Total
- -----------------------------------------------------------------------------
                                  (in thousands, except per-share amounts)
Net sales. . . . . . . . . . .  $99,327 $114,213 $117,252 $117,785  $448,577
Gross profit . . . . . . . . .   27,159   33,174   34,272   35,135   129,740
Net income . . . . . . . . . .      627    3,158    4,156    6,074    14,015
Earnings per share:
   Net income:
      Primary. . . . . . . . .  $   .01 $    .17 $    .24 $    .37  $    .79
      Fully diluted. . . . . .      .01      .17      .23      .35       .76
Dividends per common share . .     .113     .114     .113     .113      .453

     The Company received fees from a licensing agreement between the Company's Astron Division in Europe and Geoyang Development Co., Ltd., in Korea. The fees increased net income by $365,000 or $.02 per share in the first quarters of 1994 and 1993, and by $323,000 or $.02 per share in the second quarter of 1993.

     Effective with the third quarter of 1994, financial results include the operations of ORSTA Hydraulik acquired by the Company on May 3, 1994 (see Note
K). Third and fourth quarter results also include charges related to the closure and consolidation of certain previously existing company facilities in Europe and the U.S. These charges decreased net income by $2,515,000 or $.17 per share in the third quarter and $1,275,000 or $.08 per share in the fourth quarter. Income from discontinued operations in the third quarter of 1994 of $5,462,000 represents the elimination of income tax accruals no longer required that relate to a business written off in 1989 which was treated as a discontinued operation.

     Fiscal 1993 was impacted by favorable conclusions to a number of open tax issues, including prior years' tax audits and settlement of a dispute with one foreign tax authority, which increased net income in the third and fourth quarters of 1993 by $1,100,000 or $.07 per share and $952,000 or $.06 per share, respectively.

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


                                       1994      1993      1992
                                       ----      ----      ----
                                            (in thousands)
     Research and Development. . .   $ 7,293   $ 6,708   $ 8,045
     Engineering . . . . . . . . .    14,436    12,416    11,352
                                     -------   -------   -------

                                     $21,729   $19,124   $19,397
                                     =======   =======   =======

     Percent of net sales. . . . .      4.2%      4.3%      4.3%
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

- -----------------------------------------------------------------------------
INDUSTRY SEGMENTS                                (in thousands)
                                                         Fluid
                                Hydraulic    Metal    Purification
     1994                       Components  Products    Systems       Total
- -----------------------------------------------------------------------------
Net sales. . . . . . . . . . .   $240,830   $132,990    $143,111    $516,931
Operating income:
   Before nonrecurring items .     24,934     10,358       3,777      39,069
   Nonrecurring items. . . . .     (4,240)         0           0      (4,240)
                                 --------------------------------------------
      Total operating income .     20,694     10,358       3,777      34,829
Interest expense . . . . . . .                                         4,952
Other expense-net. . . . . . .                                         2,074
Income from continuing operations
   before income taxes . . . .                                        27,803
Identifiable assets. . . . . .    168,684     64,898     137,879     371,461
Corporate assets . . . . . . .                                        51,517
Total assets . . . . . . . . .                                       422,978
Depreciation and amortization.      6,549      2,604       8,586      17,739
Capital expenditures . . . . .     16,540      2,696       3,816      23,052

     1993
- -----------------------------------------------------------------------------
Net sales. . . . . . . . . . .   $190,170   $127,636    $130,771    $448,577
Operating income:
   Before nonrecurring items .     17,170     10,699      (1,639)     26,230
   Nonrecurring items. . . . .          0          0        (860)       (860)
                                 --------------------------------------------
      Total operating income .     17,170     10,699      (2,499)     25,370
Interest expense . . . . . . .                                         5,744
Other income-net . . . . . . .                                           976
Income from continuing operations
   before income taxes . . . .                                        20,602
Identifiable assets. . . . . .    124,608     59,124     137,895     321,627
Corporate assets . . . . . . .                                        25,708
Total assets . . . . . . . . .                                       347,335
Depreciation and amortization.      6,125      2,455       7,956      16,536
Capital expenditures . . . . .      4,434      1,760       3,241       9,435


     1992
- -----------------------------------------------------------------------------
Net sales. . . . . . . . . . .   $178,072   $144,348    $128,188    $450,608
Operating income:
   Before nonrecurring items .     12,175     21,280      (1,981)     31,474
   Nonrecurring items. . . . .       (240)         0      (1,095)     (1,335)
                                 --------------------------------------------
      Total operating income .     11,935     21,280      (3,076)     30,139
Interest expense . . . . . . .                                         6,277
Other expense-net. . . . . . .                                           513
Income from continuing operations
   before income taxes . . . .                                        23,349
Identifiable assets. . . . . .    126,736     64,654     138,781     330,171
Corporate assets . . . . . . .                                        19,828
Total assets . . . . . . . . .                                       349,999
Depreciation and amortization.      5,918      2,260       8,451      16,629
Capital expenditures . . . . .      4,529      2,858       6,729      14,116


     In the following table, data in the column labeled "Europe" pertains to subsidiaries operating within the European Economic Community. Data for all remaining overseas subsidiaries is shown in the column marked "Other."

GEOGRAPHIC AREA                                   (in thousands)
                         United
     1994                States    Europe    Other  Elimination  Consolidated
- -----------------------------------------------------------------------------
Sales to customers. . . $290,361  $160,658  $65,912                $516,931
Inter-area sales. . . .   21,585     4,014    1,517   $27,116
                        -----------------------------------------------------

Total sales . . . . . .  311,946   164,672   67,429    27,116       516,931
Operating income. . . .   26,291      (201)   8,739                  34,829
Identifiable assets . .  207,578   115,683   48,200                 371,461


     1993
- -----------------------------------------------------------------------------
Sales to customers. . . $242,333  $151,207  $55,037                $448,577
Inter-area sales. . . .   17,493     3,165      880   $21,538
                        -----------------------------------------------------

Total sales . . . . . .  259,826   154,372   55,917    21,538       448,577
Operating income. . . .   15,352     5,208    4,810                  25,370
Identifiable assets . .  193,036    87,557   41,034                 321,627


     1992
- -----------------------------------------------------------------------------
Sales to customers. . . $210,663  $186,797  $53,148                $450,608
Inter-area sales. . . .   21,770     3,094      943   $25,807
                        -----------------------------------------------------

Total sales . . . . . .  232,433   189,891   54,091    25,807       450,608
Operating income. . . .    9,275    17,814    3,050                  30,139
Identifiable assets . .  185,620   104,610   39,941                 330,171


     Net assets of foreign subsidiaries at October 31, 1994 and 1993 were $108,852,000 and $89,997,000, respectively, of which net current assets were $80,253,000, and $50,034,000, also respectively.

NOTE J - FAIR VALUES OF FINANCIAL INSTRUMENTS


     The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments:

     Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate fair value.

     Long and short-term debt: The carrying amounts of the Company's borrowings under its short-term credit agreements approximate their fair value. The fair values of the long-term debt are estimated using discounted cash flow analysis, based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

     Foreign currency exchange contracts: The Company utilizes foreign currency exchange contracts to minimize the impact of currency fluctuations on transactions. At October 31, 1994, the Company and its subsidiaries held contracts for $5,481,000 with a fair value of $5,894,000. The fair values of these foreign currency exchange contracts are estimated based on quoted exchange rates at October 31, 1994.

     The carrying amounts and fair values of the Company's financial instruments at October 31, 1994 are as follows:

                                            (in thousands)
                                     Carrying Amount   Fair Value
                                     ---------------   ----------
     Cash and cash equivalents          $52,666         $52,666
     Short-term debt                     20,273          20,273

     Long-term debt:
        Senior notes                    $45,000         $45,024
        Industrial revenue loans          4,225           4,364
        Mortgages                         5,868           6,071
        Other                             2,265           2,336

                                        -------         -------
                                         57,358          57,795
        ESOP guarantee                   22,483          20,881

                                        -------         -------
                                        $79,841         $78,676
                                        =======         =======

     From time-to-time the Company makes loans to its foreign subsidiaries denominated in the subsidiaries' functional currencies. Generally, these loans are made when the Company can borrow at lower interest rate spreads than are available to the subsidiary in its local market. Foreign currency forward contracts are used to hedge the Company's receipt of principal and interest due from the loans. The forward contracts are an effective hedge against fluctuations in the value of the foreign currency. Therefore, the contracts have no income statement impact.

NOTE K - ACQUISITIONS


     Effective May 3, 1994, (the "acquisition date") the Company acquired the stock of Sachsenhydraulik Chemnitz GmbH ("SHC") and its wholly owned subsidiary (Hydraulik Rochlitz GmbH), which are known as ORSTA Hydraulik. ORSTA is a manufacturer of hydraulic cylinders, piston and gear pumps and industrial valves. The stock was acquired from the Treuhandanstalt, the regulatory agency of the Federal Republic of Germany responsible for the privatization of the former East German state-owned enterprises. The acquisition has been accounted for as a purchase transaction, therefore, the accounts are included in the accompanying financial statements since the acquisition date. Pro forma financial results are not provided herein since the companies acquired operated in a different environment under the Treuhandanstalt control.

     Under terms of the Agreement, the Company tendered no financial consideration to acquire the stock of SHC and its wholly owned subsidiary but received, in addition to the net business assets of the two companies, cash contributions of 59.0 million Deutsche marks (approximately U.S. $36.0 million) to fund pre-existing capital investment programs and to cover estimated operating losses over a period of two years. This additional consideration was negotiated with the Treuhandanstalt based on the financial position of the acquired companies as of January 1, 1994 (the "measurement date"). Cash contributions available to the Company on the acquisition date were adjusted for funds consumed by the operations during the interim period between the measurement and acquisition dates. Details of investment on the acquisition date are as follows:

                                             (in thousands)
                                             --------------
     Fair value of assets acquired,
        other than cash and cash equivalents    $ 31,836
     Liabilities assumed                         (19,333)
     Deferred credit-operating loss
        indemnification                          (23,643)

                                                --------
     Cash and cash equivalents acquired         $ 11,140
                                                ========

     In addition to the cash acquired at the acquisition date, a balance of
44.1 million Deutsche marks (approximately U.S. $26.8 million) was receivable from the Treuhandanstalt in regard to the original cash contribution. Cash received since the acquisition date amounted to 30.1 million Deutsche marks (approximately U.S. $18.8 million). The remaining contributions will be received by SHC during fiscal 1995. Of the funds provided by the Treuhandanstalt since the acquisition date, 10.3 million Deutsche marks (approximately U.S. $6.5 million) were consumed by operating losses from May 3, 1994 to October 31, 1994 and 7.6 million Deutsche marks (approximately U.S. $5.1 million) were used to fund the pre-existing capital investment program.

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

     c) to continue to operate the businesses for a minimum of five years, and

     d) to refrain from selling or transferring acquired land and buildings for a period of six years.

     Of the total 59.0 million Deutsche mark cash contribution to be received (as calculated on the measurement date of January 1, 1994), 51.5 million Deutsche marks was designed as an indemnification of estimated operating losses over a period of two years from acquisition. The amount of operating loss indemnification available to the Company was adjusted for cash consumed by the ORSTA operations between the measurement date and the acquisition date. The operating loss indemnification is being amortized based on estimated operating results of the ORSTA Hydraulik operations as determined on May 3, 1994. The quarterly amortization value will remain unchanged as actual results are reported and will be translated from Deutsche marks into U.S. dollars at the average exchange rate for the period. The deferred credit on the balance sheet is translated at end of period rate.

     Negative Goodwill Amortization:

Fiscal Quarters              Deutsche Marks  U.S. Dollars
- ---------------              --------------  ------------
                                    (in thousands)
Amounts amortized
- -----------------
   Third quarter, 1994        DM  3,297         $ 2,044
   Fourth quarter, 1994           7,015           4,422
                                 ------         -------
      Total                   DM 10,312         $ 6,466
                                 ======         =======

Remainder (Balance Sheet)
- -------------------------
   First quarter, 1995        DM  6,855         $ 4,557
   Second quarter, 1995           6,500           4,321
   Third quarter, 1995            5,410           3,596
   Fourth quarter, 1995           4,745           3,154
   First quarter, 1996            3,745           2,490
   Second quarter, 1996           1,504           1,000
                                 ------         -------
      Total                   DM 28,759         $19,118
                                 ======         =======

     ORSTA Hydraulik income statement for the six months ended October 31, 1994 follows:

                                         (in thousands)
        Sales                                $15,292
        Cost of products sold                 16,708
        Less:  negative goodwill              (6,466)

                                             -------
           Total cost of products sold        10,242

                                             -------
        Gross profit                           5,050
        Selling, administrative and
           general expense                     4,910

                                             -------
        Operating profit                     $   140
                                             =======

NOTE L - PREFERRED STOCK


     During fiscal 1990, the Company designated two separate series of preferred shares as follows:


Series A Participating Preferred Shares
- ---------------------------------------

     On November 29, 1989, the Company created a new class of stock, Series A Participating Preferred Shares (the Series A) and adopted a Shareholder Rights Plan (the Plan). The Plan is designed to protect shareholders from the disruptions created by market accumulators and certain abusive takeover practices. The Plan provides for the distribution of one preferred share purchase right as a dividend for each outstanding share of common stock. Each right, when exercisable, entitles shareholders to buy one one-hundredth of a share of the Series A preferred stock for $75. Each one one-hundredth of a share of preferred stock is intended to be the practical economic equivalent of a share of common stock and will have one one-hundredth of a vote on all matters submitted to a vote of shareholders of the Company. Until the rights become exercisable, they have no dilutive effect on earnings per share.

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


Series B ESOP Convertible Preferred Stock
- -----------------------------------------

     On February 14, 1990, the Company established two newly-formed leveraged employee stock ownership plans (the ESOPs) and sold to the ESOPs 1,074,107 shares of a newly created cumulative ESOP Convertible Preferred Stock Series B (the Series B) for a total of $24,973,000. The ESOPs currently cover most domestic salaried employees and certain domestic hourly employees. The remaining Series B shares are convertible into 1,308,368 shares of common stock at any time (1.235 shares of common stock for each Series B share), subject to anti-dilution adjustments. The Series B shares are entitled to one and one-half votes per share and will vote together with the common stock as a single class.

Series B ESOP Convertible Preferred Stock (Continued)
- -----------------------------------------------------

The Series B shares are held by a trustee which votes the allocated shares as directed by Plan participants. Unallocated shares held by the trustee are voted in the same proportion as are the allocated shares. Annual dividends are $1.97625 per share. The ESOPs have borrowed to purchase the Series B shares, and the Company guaranteed the repayment of the remaining outstanding balance of that loan.

     The Company paid to the ESOPs $2,098,000 in 1994, ($2,109,000 in 1993 and $2,118,000 in 1992) in preferred stock dividends and accrued or paid an additional $1,310,000 in 1994, ($1,036,000 in 1993 and $862,000 in 1992), in
Company match of employee's contributions to the plan and to cover amounts sufficient to meet the debt service. These expenses were determined on the shares allocated method. In turn, the ESOPs made debt service payments of $2,366,000 in 1994, $1,841,000 in 1993 and $1,975,000 in 1992, primarily for interest charges.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Shareholders and Board of Directors
Commercial Intertech Corp.
Youngstown, Ohio


We have audited the accompanying consolidated balance sheets of Commercial Intertech Corp. and subsidiaries as of October 31, 1994 and 1993, and the related statements of consolidated income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1994. [Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management.] Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commercial Intertech Corp. and subsidiaries at October 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1994 in conformity with generally accepted accounting principles. [Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.]

As discussed in Note F to the consolidated financial statements, in 1992, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."



                                         /s/ Ernst & Young LLP

Cleveland, Ohio
December 9, 1994

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

     The Company`s financial statements are audited by Ernst & Young LLP, independent auditors who are appointed by the shareholders. Their role is to perform reviews of the Company's controls and audit the financial statements to the extent required by generally accepted auditing standards and to render an independent professional opinion of the results.

     The Company relies upon a system of internal accounting controls to ensure that its responsibility for the integrity of the financial operations and financial reporting is maintained. An internal audit staff coordinates its activities with the independent auditors to monitor the effectiveness of the operating policies, procedures and control systems.

     An audit committee appointed by the Board of Directors and composed solely of nonmanagement directors meets periodically with management, the independent auditors and the internal auditors to ensure that each is properly discharging its responsibilities. The independent auditors and the internal auditors have free access at all times to this committee without management present to discuss the results of their audits and their opinion of the quality of financial controls.

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


                              Paul J. Powers
                              Chairman of the Board and
                                   Chief Executive Officer


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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

                    N/A


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Regarding the directors of the Registrant, reference is made to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement filed January, 1995, which information is incorporated by reference herein.

     The principal executive officers of the Company and their recent business experience are as follows:

     Name                        Office Held                      Age
     ----                        -----------                      ---
Paul J. Powers . . . . . Chairman of the Board of Directors        59
                            and Chief Executive Officer
Kipton C. Kumler . . . . President and Chief Operating Officer     54
Philip N. Winkelstern. . Senior Vice President, Chief Financial    64
                            Officer and Director
Mark G. Kachur . . . . . Senior Vice President-Fluid Purification
                            Products                               51
Robert A. Calcagni . . . Group Vice President-Metal Products       54
John Gilchrist . . . . . Group Vice President-Hydraulic Products   49
William G. Welker. . . . Group Vice President                      64
William W. Cushwa. . . . Vice President - Planning, Assistant      57
                            Treasurer and Director
Bruce C. Wheatley. . . . Vice President - Administration           53
Gilbert M. Manchester. . Vice President and General Counsel        50
Steven J. Hewitt . . . . Controller                                45


     None of the officers are related and they are elected from year to year or until their successors are duly elected and qualified.

     All of the Executive Officers have been continuously employed by the Company for more than five years except Mr. Kipton Kumler, Mr. Mark Kachur and Mr. Bruce Wheatley.

     Mr. Kumler became an employee of Commercial Intertech Corp in January of 1994. Prior to joining Commercial, Mr. Kumler was President and Chief Executive Officer of the Lexington Consulting Group, Inc., a management consulting firm. Mr. Kumler has been a member of the Board of Directors of Commercial Intertech Corp. since 1985.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          (Continued)


     Mr. Kachur became an employee of Commercial Intertech Corp. in April of 1994. Before joining Commercial, Mr. Kachur's experience includes: President of Biotage, Inc., a biotechnology company engaged in high and low-pressure chromatography and Group Vice President of Pall Corporation.

     Mr. Wheatley became an employee of Commercial Intertech Corp. in July of 1992. Before joining Commercial, Mr. Wheatley's experience includes: Senior Vice President of Marketing and Public Affairs of The PIE Mutual Insurance Company and President of Dix & Eaton/Public Relations.

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to the information set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement filed January 17, 1995, which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     Reference is made to the information contained under the captions "Security Ownership of Board of Directors and Named Executives" and "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement filed January 17, 1995, which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information contained under the caption "Compensation of Directors" in the Company's definitive Proxy Statement filed January 17, 1995, which information is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (A)  DOCUMENTS FILED AS PART OF THIS REPORT:

     (1)  Financial Statements:

                                                    Page Number
                                                   In This Report
                                                   --------------
     Statements of Consolidated Income - Years
        ended October 31, 1994, 1993 and 1992. . . .      24
     Consolidated Balance Sheets as of
        October 31, 1994 and 1993. . . . . . . . . .    25-26
     Statements of Consolidated Shareholders'
        Equity - Years ended October 31, 1994, 1993
        and 1992 . . . . . . . . . . . . . . . . . .      27
     Statements of Consolidated Cash Flows - Years
        ended October 31, 1994, 1993 and 1992. . . .      28
     Notes to Consolidated Financial Statements. . .    29-53
     Report of Independent Auditors. . . . . . . . .      54
     Report of Management Concerning the
        Responsibilities for Financial Reporting
        and Internal Control . . . . . . . . . . . .      55

     (2)  Financial Statement Schedules -- Years
          Ended October 31, 1994, 1993 and 1992:

     Schedule VIII-Valuation and Qualifying
        Accounts . . . . . . . . . . . . . . . . . .     S-1


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

         10 -- Material Contracts

               Exhibits
               (4) Employment Agreement - Philip N. Winkelstern dated February 15, 1988
               (5)  Severance Compensation and Consulting
                    Agreement - Paul J. Powers dated
                       February 15, 1988
               (7)  Severance Compensation and Consulting
                    Agreement - Philip N. Winkelstern dated
                       February 15, 1988
              (10)  Severance Compensation Agreement -
                       William G. Welker dated April 26, 1989
              (12)  Severance Compensation Agreement -
                       William W. Cushwa dated September 28, 1989
              (13)  Severance Compensation Agreement -
                       Steven J. Hewitt dated September 28, 1989
              (14)  Severance Compensation Agreement -
                       Robert A. Calcagni dated
                       September 28, 1989
              (15)  Severance Compensation Agreement -
                       John Gilchrist dated June 25, 1992
              (16)  Severance Compensation Agreement -
                       Gilbert M. Manchester dated
                       September 28, 1989
              (17)  Severance Compensation Agreement -
                       Bruce C. Wheatley dated July 20, 1992


          Exhibits 4, 5, 7, 10 and 11-17 for "Material Contracts" are incorporated by reference to exhibits filed with Form 10-K for the following years:

                    Exhibits                 Year Filed
                    --------                 ----------
                 4, 5 and 7               October 31, 1988
                     10                   October 31, 1989
                 12 and 13                October 31, 1990
                 14 and 15                October 31, 1992
                 16 and 17                October 31, 1993

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
          (Continued)


          Additional information relating to management contracts and remunerative plans is contained in Note D - Stock
          Options and Awards of the Notes to Consolidated
          Financial Statements on page 36.



         11 -- Computation of Per Share Earnings

         18 -- Employment Agreement - Paul J. Powers dated July 27, 1994.

         22 -- Subsidiaries of The Registrant

         23 -- Consent of Independent Auditors

         27 -- Financial Data Schedule

     (B)  There were no reports on Form 8-K for the quarter ended
          October 31, 1994.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           COMMERCIAL INTERTECH CORP.

Dated:  January 25, 1995


   Paul J. Powers                    P. N. Winkelstern
   Chairman of the Board of          Senior Vice President,
   Directors, and Principal          Principal Financial Officer,
   Executive Officer                 and Director


   Steven J. Hewitt
   Controller



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above.

         Name                     Title              Date
         ----                     -----              ----
Charles B. Cushwa III         Director       January 25, 1995


William W. Cushwa             Director       January 25, 1995


John M. Galvin                Director       January 25, 1995


Richard J. Hill               Director       January 25, 1995


Neil D. Humphrey              Director       January 25, 1995


Kipton C. Kumler              Director       January 25, 1995


Gerald C. McDonough           Director       January 25, 1995


John Nelson                   Director       January 25, 1995


John F. Peyton                Director       January 25, 1995


Don E. Tucker                 Director       January 25, 1995


SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES

FOR THE YEARS ENDED OCTOBER 31, 1994, 1993 AND 1992

- ----------------------------------------------------------------------------------------------
        COLUMN A                          COLUMN B      COLUMN C     COLUMN D      COLUMN E
- ----------------------------------------------------------------------------------------------
                                                       ADDITIONS
                                         BALANCE AT    CHARGED TO                 BALANCE AT
                                         BEGINNING     COSTS AND                    END OF
       DESCRIPTION                       OF PERIOD      EXPENSES    DEDUCTIONS      PERIOD
- ----------------------------------------------------------------------------------------------
1994:                                                                   (A)
   Allowance for doubtful accounts. . .  $1,764,726   $  990,026   $   (134,824)  $ 2,889,576
                                         ==========   ==========   ============   ===========

1993:
   Allowance for doubtful accounts. . .  $1,611,566   $  581,798   $    428,638   $ 1,764,726
                                         ==========   ==========   ============   ===========

1992:
   Allowance for doubtful accounts. . .  $1,535,257   $1,175,235   $  1,098,926   $ 1,611,566
                                         ==========   ==========   ============   ===========

(A)  Uncollectible accounts written off.



- ----------------------------------------------------------------------------------------------
                                                       ADDITIONS
                                         BALANCE AT    CHARGED TO                 BALANCE AT
                                         BEGINNING     COSTS AND                    END OF
       DESCRIPTION                       OF PERIOD      EXPENSES    DEDUCTIONS      PERIOD
- ----------------------------------------------------------------------------------------------
1994:
   Allowance for deferred income                                        (B)
      tax assets . . . . . . . . . . .   $4,210,000   $7,037,000   $(47,340,000)  $58,587,000
                                         ==========   ==========   ============   ===========

1993:
   Allowance for deferred income
      tax assets . . . . . . . . . . .   $2,570,000   $1,640,000   $          0   $ 4,210,000
                                         ==========   ==========   ============   ===========

1992:
   Allowance for deferred income                         (C)
      tax assets . . . . . . . . . . .   $        0   $2,570,000   $          0   $ 2,570,000
                                         ==========   ==========   ============   ===========

(B) Mainly, represents operating loss carryforward acquired with the ORSTA Hydraulik acquisition.

(C) Of the $2,570,000, $1,723,000 represents the valuation allowance from the adoption of SFAS No. 109 on November 1, 1991.
