Form 10-Q
period 1995-01-31
COMMERCIAL INTERTECH CORP
filed 1995-03-10
CIK 22470

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For period ended January 31, 1995    Commission file number 0-588
                 ----------------                           -----



                     COMMERCIAL INTERTECH CORP.
- --------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


             Ohio                                  34-0159880
- ----------------------------------    ------------------------------------
   (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)              Identification No.)

    1775 Logan Avenue, Youngstown, Ohio               44501-0239
- -------------------------------------------    ---------------------------
   (Address of principal executive offices)           (Zip Code)

                             (216) 746-8011
- --------------------------------------------------------------------------
   Registrant's telephone number, including area code


                             Not Applicable
- --------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.


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

   Common Stock, $1 Par Value-- 15,404,400 shares as of March 1, 1995

- --------------------------------------------------------------------------

                                     INDEX

                           COMMERCIAL INTERTECH CORP.


Part I. Financial Information


Item 1. Financial Statements (Unaudited)

     Consolidated condensed balance sheets - January 31, 1995 and
     October 31, 1994

     Consolidated condensed statements of income - Three months ended January 31, 1995 and 1994

     Statements of consolidated cash flows - Three months ended
     January 31, 1995 and 1994

     Notes to consolidated condensed financial statements -
     January 31, 1995


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations





Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K



Signatures

                         PART I.  FINANCIAL INFORMATION
                  COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


(Thousands of dollars)                              January 31, October 31,
                                                       1995        1994
                                                    -----------------------
ASSETS
- ------
   CURRENT ASSETS:
      Cash and cash equivalents . . . . . . . . . .  $ 39,156    $ 52,666
      Accounts receivable, less allowance
         (1995-$2,863,000;  1994-$2,890,000). . . .    92,295      94,212
      Inventories . . . . . . . . . . . . . . . . .    65,272      62,320
      Deferred income tax benefits. . . . . . . . .    15,334      15,307
      Prepaid expenses. . . . . . . . . . . . . . .    12,008      10,861
                                                     --------    --------
                               TOTAL CURRENT ASSETS   224,065     235,366

   PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . .   252,808     253,890
      Less allowance for depreciation . . . . . . .   126,172     128,453
                                                     --------    --------
                                                      126,636     125,437
   NONCURRENT ASSETS:
      Intangible assets . . . . . . . . . . . . . .    25,780      26,563
      Pension assets. . . . . . . . . . . . . . . .    31,605      31,191
      Other assets. . . . . . . . . . . . . . . . .     3,321       4,421
                                                     --------    --------
                            TOTAL NONCURRENT ASSETS    60,706      62,175
                                                     --------    --------
                                       TOTAL ASSETS  $411,407    $422,978
                                                     ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
   CURRENT LIABILITIES:
      Bank loans. . . . . . . . . . . . . . . . . .  $ 21,113    $ 20,273
      Accounts and notes payable. . . . . . . . . .   100,331     110,147
      Accrued income taxes. . . . . . . . . . . . .     1,039       2,037
      Dividends payable . . . . . . . . . . . . . .     2,542       2,509
                                                     --------    --------
                          TOTAL CURRENT LIABILITIES   125,025     134,966

   NONCURRENT LIABILITIES:
      Long-term debt. . . . . . . . . . . . . . . .    75,639      77,020
      Deferred income taxes . . . . . . . . . . . .    16,727      16,926
      Postretirement benefits . . . . . . . . . . .    21,399      21,188
      Deferred credit . . . . . . . . . . . . . . .    14,366      19,118
                                                     --------    --------
                       TOTAL NONCURRENT LIABILITIES   128,131     134,252

   SHAREHOLDERS' EQUITY:
      Preferred stock, no par value:
         Authorized:  10,000,000 shares
         Series A participating preferred shares. .         0           0
         Series B ESOP convertible preferred shares
            Issued:  1995 - 1,053,508 shares
                     1994 - 1,059,407 shares. . . .    24,494      24,631
      Common stock, $1 par value:
         Authorized:  30,000,000 shares
         Issued:  1995 - 15,398,973 shares (excluding
            128,348 in treasury); 1994 - 15,199,258
            shares (excluding 144,261 in treasury). .  15,399      15,199
      Capital surplus . . . . . . . . . . . . . . .    36,710      35,844
      Retained earnings . . . . . . . . . . . . . .    95,533      91,649
      Deferred compensation . . . . . . . . . . . .   (18,851)    (20,108)
      Translation adjustment. . . . . . . . . . . .     4,966       6,545
                                                     --------    --------
                                                      158,251     153,760
                                                     --------    --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $411,407    $422,978
                                                     ========    ========

                  COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME



                                                    THREE
                                                 MONTHS ENDED
(Thousands of dollars)                            January 31,
                                                ---------------
                                                1995       1994
                                                ----       ----
Net sales. . . . . . . . . . . . . .          $135,307   $104,360
Less costs and expenses:
   Cost of products sold . . . . . .            93,846     72,659
   Selling, administrative and
      general expense. . . . . . . .            31,811     26,423
                                              --------   --------
                                               125,657     99,082
                                              --------   --------
Operating income . . . . . . . . . .             9,650      5,278

Nonoperating income (expense):
   Interest income . . . . . . . . .               475        320
   Interest expense. . . . . . . . .            (1,615)    (1,530)
   Other . . . . . . . . . . . . . .              (344)      (471)
                                              --------   --------
                                                (1,484)    (1,681)
                                              --------   --------
Income before income taxes . . . . .             8,166      3,597

Income taxes . . . . . . . . . . . .             2,046      1,529
                                              --------   --------
Net income . . . . . . . . . . . . .          $  6,120   $  2,068
                                              ========   ========
Preferred stock dividend . . . . . .               522        526
                                              --------   --------
Net income applicable to common
   stock . . . . . . . . . . . . . .          $  5,598   $  1,542
                                              ========   ========
Earnings per share of common stock:
   Net income
      Primary. . . . . . . . . . . .              $.36       $.10
      Fully diluted. . . . . . . . .               .34        .10

   Cash dividends declared . . . . .             $.125      $.113

                  COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                          THREE MONTHS ENDED
(Thousands of dollars)                                       January 31,
                                                          ------------------
                                                             1995      1994
                                                             ----      ----
OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . . . . .   $ 6,120   $ 2,068
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for depreciation and amortization . .     4,391     3,914
         Amortization of deferred credit . . . . . . . .    (4,405)        0
         Postretirement benefit. . . . . . . . . . . . .       258       342
         Pension plan credits. . . . . . . . . . . . . .      (395)     (494)
         Change in deferred income taxes . . . . . . . .      (160)     (113)
         Change in current assets and liabilities:
            Decrease in accounts receivable. . . . . . .       860     6,788
            (Increase) in inventories. . . . . . . . . .    (3,469)   (1,560)
            (Increase) decrease in prepaid expenses and
               other current assets. . . . . . . . . . .    (1,240)    1,327
            (Decrease) in accounts payable and
               accrued expenses. . . . . . . . . . . . .   (11,774)  (10,844)
            (Decrease) in accrued income taxes . . . . .      (836)   (3,887)

                                                           --------  ---------
   Net cash (used) by operating activities . . . . . . .   (10,650)   (2,459)

INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets. . . . . . . . . .        84        41
   Business acquisition. . . . . . . . . . . . . . . . .      (886)        0
   Grant subsidies received. . . . . . . . . . . . . . .     6,967         0
   Investment in intangibles . . . . . . . . . . . . . .       (44)        0
   Capital expenditures. . . . . . . . . . . . . . . . .    (6,483)   (2,315)

                                                           --------  --------
   Net cash (used) by investing activities . . . . . . .      (362)   (2,274)

FINANCING ACTIVITIES:
   Proceeds from long-term debts . . . . . . . . . . . .         0         0
   Principal payments on long-term debts . . . . . . . .    (1,276)   (1,049)
   Net borrowings under bank loan agreements . . . . . .     1,537      (299)
   Conversion of other assets. . . . . . . . . . . . . .       622       166
   Dividends paid. . . . . . . . . . . . . . . . . . . .    (2,410)   (2,219)

                                                            --------  --------
   Net cash (used) by financing activities . . . . . . .    (1,527)   (3,401)

Effect of exchange rate changes on cash. . . . . . . . .      (971)      312
                                                           --------  --------
Net (decrease) in cash and cash equivalents. . . . . . .   (13,510)   (7,822)

Cash and cash equivalents at beginning of period . . . .    52,666    25,066
                                                           --------  --------
Cash and cash equivalents at end of period . . . . . . .   $39,156   $17,244
                                                           =======  ========
   Cash paid during the period for:
      Interest . . . . . . . . . . . . . . . . . . . . .      $694      $922
      Income taxes . . . . . . . . . . . . . . . . . . .     3,042     3,500

COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

January 31, 1995


Note A - Basis of Presentation
- ------------------------------

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 1995 are not necessarily indicative of the results that may be expected for the year ended October 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial Intertech Corp. and Subsidiaries' annual report on Form 10-K for the year ended October 31, 1994.

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

Note C - Common Stock Split and Cash Dividend
- ---------------------------------------------

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

Note D - Inventories
- --------------------

         Inventories consisted of the following:

                                          January 31,    October 31,
                                            1995            1994
                                          --------       -----------
            Raw materials                  $ 18,098       $ 15,393
            Work-in-process                  28,622         31,188
            Finished goods                   18,552         15,739
                                            _______        _______
                                           $ 65,272       $ 62,320
                                           ========       ========

Note E - Segment Reporting
- --------------------------

         The Company is engaged in the design, manufacture and sale of products in three segments:

                                    Three Months Ended
                                        January 31,
  (Thousands of dollars)           1995          1994
                                 --------      --------
    Hydraulic Components
        Net sales               $ 66,649       $ 45,977
        Operating income           7,429          3,959
    Metal Products
        Net sales               $ 30,945       $ 25,502
        Operating income              60          1,413

    Fluid Purification Systems
        Net sales               $ 37,713       $ 32,881
        Operating income           2,161            (94)

    Total Company
        Net sales               $135,307       $104,360
        Operating income           9,650          5,278
            Percent to sales         7.1%           5.1%

Note F - Acquisitions
- ---------------------

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

         Under terms of the Agreement, Commercial tendered no financial consideration to acquire the stock of SHC and its wholly owned subsidiary but received, in addition to the net business assets of the two companies, cash contributions of 59.0 million Deutsche marks approximately U.S. $36.0 million) to fund pre-existing capital investment programs and to cover estimated operating losses over a period of two years. This additional consideration was negotiated with the Treuhandanstalt based on the financial position of the acquired companies as of January 1, 1994 (the "measurement date"). Cash received on May 3, 1994, was $11,140,000. The remaining contributions are being received by SHC in installments during 1994 and 1995.


         In addition to the cash acquired at the acquisition date, a balance of
         44.1 million Deutsche marks (approximately U.S. $26.8 million) was receivable from the Treuhandanstalt in regard to the original cash contribution. Cash received since the acquisition date amounted to
         30.1 million Deutsche marks (approximately U.S. $18.8 million). The remaining contributions will be received by SHC during the second and third quarters of fiscal 1995. Of the funds provided by the Treuhandanstalt since the acquisition date, 17.2 million Deutsche marks (approximately U.S. $10.9 million) were consumed by operating losses from May 3, 1994 to January 31, 1995 and 11.9 million Deutsche marks (approximately U.S. $7.9 million) were used to fund the pre-existing capital investment program.

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


         Of the total 59.0 million Deutsche mark cash contribution to be received (as calculated on the measurement date of January 1, 1994),
         51.5 million Deutsche marks was designed as an indemnification of estimated operating losses over a period of two years from acquisition. The amount of operating loss indemnification available to the Company was adjusted for cash consumed by the ORSTA operations between the measurement date and the acquisition date. The operating loss indemnification is being amortized based on estimated operating results of the ORSTA Hydraulik operations as determined on May 3, 1994. The quarterly amortization value will remain unchanged as results are reported and will be translated from Deutsche marks into U.S. dollars at the average exchange rate for the period. The deferred credit on the balance sheet is translated at end of period rate.

- ---------------------------------


     Negative Goodwill Amortization


                                              Deutsche                 U.S.
                Fiscal Quarters                 Marks                 Dollars
                ---------------                 -----                 -------
                                                       (in thousands)
            Amounts amortized
               Third quarter, 1994               DM  3,297          $   2,044
               Fourth quarter, 1994                  7,015              4,422
               First quarter, 1995                   6,855              4,419
                                                   -------            -------
                       Total                     DM 17,167          $  10,885
                                                    ======            =======

            Remainder (Balance Sheet)
               Second quarter, 1995              DM  6,500          $   4,263
               Third quarter, 1995                   5,410              3,548
               Fourth quarter, 1995                  4,745              3,112
               First quarter, 1996                   3,745              2,456
               Second quarter, 1996                  1,504                987
                                                    ------             ------
                       Total                     DM 21,904            $14,366
                                                    ======            =======

     ORSTA Hydraulik income statement for the three months ended January 31, 1995:
                                     (in thousands)
         Net sales                        $7,926
         Cost of products sold             9,440
         Less:  negative goodwill         (4,419)
                                          ------
            Total cost of products sold    5,021
                                          ------
         Gross profit                      2,905
         Selling, administrative
            and general expenses           2,656
                                          ------
         Operating income                 $  249
                                          ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



First Quarter 1995 Compared To First Quarter 1994
- -------------------------------------------------


         Record first quarter sales and earnings were reported by the Corporation as it entered its seventy-fifth anniversary year. Consolidated net revenues of $135,307,000 during the first three months of fiscal 1995 were $30,947,000 or 30 percent higher than the same period last year. On the strength of this performance, net income of $6,120,000, a first quarter record, was $4,052,000 or almost three times higher than the first quarter, fiscal 1994.

         Record first quarter revenues from operations in the United States of $77,111,000, the second largest domestic sales recorded in the history of the Company, were $14,165,000 or 23 percent higher than the first three months of last year as sales gains were realized in all major market segments served by the Company. While the Filtration Products Group recorded a 4 percent gain in domestic sales, the Hydraulic Components and Metal Products Groups reported revenue gains of 34 and 15 percent respectively, realizing double-digit percentage sales gains in all major domestic market segments served by the Company. First quarter revenues reported by foreign operations of $58,196,000 were $16,782,000 or 41 percent higher than last year, reflecting increased demand in each of the Company's three business units. Foreign Hydraulic Component Group revenues were $8,817,000 or 76 percent higher than last year, capitalizing on improving economies in Europe, the United Kingdom, Australia and Brazil. Excluding sales in Germany associated with the acquisition of ORSTA Hydraulik in the third quarter, fiscal 1994, Hydraulic Component Group sales overseas would have been 8 percent higher than the same period last year. The Building Systems Division and overseas Fluid Purification Systems Group both experienced sales gains in excess of 25 percent. Adjusted for changes in foreign currency exchange rates and due to a weaker U.S. dollar, foreign revenues would have been $4,339,000 or 9 percent lower at last year's average exchange rates. On a parity adjusted basis, all major foreign market segments served by the Company experienced double-digit percentage revenue gains.

         Consolidated gross profit of $41,461,000 was $9,760,000 or 31 percent higher than last year, due generally to increased sales volume, as gross profit margins increased slightly over last year's levels. Similar year-over-year gross margins were realized by both the domestic and foreign operating units as cost controls continue to be closely monitored by the Company.

         Selling and administrative expenses of $31,811,000 were $5,388,000 or 20 percent higher than the same period last year. Adjusted for fluctuations in foreign currency exchange rates and excluding expenses associated with the ORSTA acquisition last year, operating expenses were 6 percent higher than the first quarter, fiscal 1994.

         The nonrecurring charges identified during fiscal 1994 of $4.2 million following the acquisition of ORSTA Hydraulik included provisions to close certain facilities in Europe and the United Kingdom, phase out some nonperforming products manufactured at those facilities and consolidate the remaining core businesses with the newly acquired operations in Germany and other existing operations located in the United States. These charges included separation costs ($1.6 million), estimated costs to close and vacate facilities ($1.0 million), the writedown of fixed assets made idle or excess ($0.6 million) and other direct and incremental costs necessary to complete the consolidation effort ($1.0 million). As of January 31, 1995, two out of the scheduled three phases have been completed. No additional charges have been recorded since October 31, 1994. The remaining liabilities at the end of the first quarter amount to $0.9 million for employee separations, $0.5 million for plant closures and $0.6 million for all other consolidation costs.

         Operating income during the current period of $9,650,000 was $4,372,000 or 83 percent higher than the first three months of last year. The Hydraulic Components and Filtrations Products Groups recognized significant year-over-year gains, with the Hydraulic Components Group recording its best first quarter performance ever and the Filtration Products Group realizing its highest level since 1989. Despite increased sales volume, the Metal Products Group's performance was unfavorably impacted by extremely competitive pricing pressure, adverse weather conditions and a slower than expected recovery in markets served by the Astron Building Systems Division in Europe.

         Nonoperating expenses of $1,484,000 during the first three months of fiscal 1995 were slightly lower than the same period last year, due principally to the reduction of foreign currency losses realized as a result of fluctuating exchange rates, incurred in the prior period primarily by the Company's Brazilian operations. Meanwhile, interest expense of $1,615,000 is slightly higher than last year, reflecting a general increase in short-term borrowing interest rates over the past twelve months.

         The Corporation's effective income tax rate of 25 percent during the first quarter of the current year is lower than the same period last year, due principally to higher income in the United States, where income tax rates are lower than those recorded by the Company's foreign operations and utilization of tax loss carryforwards by certain foreign subsidiaries and other nontaxable income receipts.

FINANCIAL CONDITION
- -------------------

         Cash and cash equivalents decreased $13,510,000 during the first quarter of fiscal 1995. Operating performance resulted in cash used by operating activities of $10,650,000 compared to $2,459,000 last year. Cash used by investing activities consisted of the following: the acquisition of the assets of the Hall F&D Head Company of Saginaw, Texas, a producer of medium and large metal products, on January 31, 1995. The cost of the acquisition was $886,000 and was financed with available funds. The acquisition was accounted for as a purchase transaction with the accounts included in the accompanying financial statement as of the acquisition date. Capital expenditures of $6,483,000 during the current period were $4,168,000 higher than the first three months of fiscal 1994. In addition, during the current period, the Corporation received a grant subsidy of $6,967,000 from the German government in regard to planned capital expenditures. In light of current market conditions and economic trends, the Corporation continues to closely monitor its capital spending requirements.

         Internal cash flows are expected to continue to be sufficient to provide the resources necessary to support operating needs and to finance future capital expenditure programs. The Company will use supplemental borrowings against existing credit facilities as needed to finance the capitalization programs.

         Net trade customer orders received of $154,076,000 during the first three months of the fiscal year were 26 percent higher than the same period last year, adjusted for foreign currency exchange differences, but 1 percent lower than bookings received during the fourth quarter, fiscal 1994, parity adjusted. Current period orders received by all three domestic business units exceeded last year's levels, with both the Hydraulic Components and Metal Products Groups recording percentage gains exceeding 20 percent. Double digit percentage increases in net orders received were realized by all three foreign operating groups, parity adjusted, over the same period last year.

         Despite record sales activity in the current period, trade bookings received continue to outpace shipments on a consolidated basis. The backlog of uncompleted orders of $171,106,000, at its highest level in the Company's history, is 12 percent higher than the balance at the end of fiscal 1994, adjusted for currency exchange rate differences.

         While product demand appears strong in those industries served by the Corporation, current economic forecasts suggest a possible slowdown late in fiscal 1995 due principally to higher short-term interest rates and slackening of domestic demand in housing and durable goods products. Moreover, the degree and speed of recovery in Europe remains uncertain, which could impact the performance of operations in that part of the world.

                          PART II.   OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

(a)  Exhibit 11 - Computation of per share earnings
     (in thousands, except per share data)

                                                  Three Months Ended
                                                  ------------------
                                                      January 31,
                                                  ------------------
                                                    1995      1994
                                                    ----      ----
Primary
- -------
  Average shares outstanding. . . . . . . . . .    15,255    15,069
  Net effect of dilutive stock options -
     based on the treasury stock method
     using average market price . . . . . . . .       200        66
                                                   ------    ------
                                  Total . . . .    15,455    15,135
                                                   ======    =======

  Net income. . . . . . . . . . . . . . . . . .   $ 6,120   $ 2,068
  Preferred stock dividends and adjustments . .      (522)     (526)
                                                  --------  --------
  Income applicable to common stock . . . . . .   $ 5,598   $ 1,542
                                                  ========  ========
  Per share amount. . . . . . . . . . . . . . .      $.36      $.10
                                                     =====  ========


Fully Diluted
- -------------
  Average shares outstanding. . . . . . . . . .    15,255    15,069
  Net effect of dilutive stock options -
     based on the treasury stock method
     using the period end price, if higher
     than average market price. . . . . . . . .       219        66
  Common share equivalents:
     Series B Preferred . . . . . . . . . . . .     1,306     1,315
                                                  --------  --------
                                  Total . . . .    16,780    16,450
                                                  ========  ========


  Net income. . . . . . . . . . . . . . . . . .   $ 6,120   $ 2,068
  Preferred stock (Series B) dividends
     rate adjustment. . . . . . . . . . . . . .      (359)     (377)
                                                  --------  --------

  Income applicable to common stock . . . . . .   $ 5,761   $ 1,691
                                                  ========  ========

  Per share amount. . . . . . . . . . . . . . .      $.34      $.10
                                                     ====      ====

Exhibit 27 - Financial Data Schedule



(b)  Reports On Form 8-K


No reports were filed on Form 8-K during the quarter for which this report is filed.

                      SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               COMMERCIAL INTERTECH CORP.




Date   March 10, 1995      By /s/ Philip N. Winkelstern
     -------------------     --------------------------
                             Philip N. Winkelstern
                             Senior Vice President and
                             Chief Financial Officer