Form 10-Q
period 1995-04-30
COMMERCIAL INTERTECH CORP
filed 1995-06-12
CIK 22470

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For period ended April 30, 1995    Commission file number 0-588
                 --------------                           -----


                         COMMERCIAL INTERTECH CORP.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Ohio                                  34-0159880
- ----------------------------------        --------------------------------------
   (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)              Identification No.)

    1775 Logan Avenue, Youngstown, Ohio               44501-0239
- -------------------------------------------    ---------------------------------
   (Address of principal executive offices)           (Zip Code)

                             (216) 746-8011
- --------------------------------------------------------------------------------
   Registrant's telephone number, including area code


                             Not Applicable
- --------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.


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

   Common Stock, $1 Par Value-- 15,419,452 shares as of June 1, 1995
                                ----------
- ------------------------------------------------------------------------

                                     INDEX

                           COMMERCIAL INTERTECH CORP.


Part I. Financial Information


Item 1. Financial Statements (Unaudited)

     Consolidated condensed balance sheets - April 30, 1995 and
     October 31, 1994

     Consolidated condensed statements of income - Six months ended April 30, 1995 and 1994; and three months ended April 30, 1995 and 1994

     Statements of consolidated cash flows - Six months ended
     April 30, 1995 and 1994

     Notes to consolidated condensed financial statements -
     April 30, 1995


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations





Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K



Signatures

                        PART I.  FINANCIAL INFORMATION
                 COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS


(Thousands of dollars)                               APRIL 30,  OCTOBER 31,
                                                       1995        1994
                                                    -----------------------
ASSETS
- ------
   CURRENT ASSETS:
      Cash and cash equivalents . . . . . . . . . .  $ 47,533    $ 52,666
      Accounts receivable, less allowance
         (1995-$3,134,000;  1994-$2,890,000). . . .   105,632      94,212
      Inventories . . . . . . . . . . . . . . . . .    73,181      62,320
      Deferred income tax benefits. . . . . . . . .    16,195      15,307
      Prepaid expenses. . . . . . . . . . . . . . .     5,526      10,861
                                                     ---------   ---------
                               TOTAL CURRENT ASSETS   248,067     235,366

   PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . .   268,613     253,890
      Less allowance for depreciation . . . . . . .   133,798     128,453
                                                     ---------   ---------
                                                      134,815     125,437
   NONCURRENT ASSETS:
      Intangible assets . . . . . . . . . . . . . .    25,063      26,563
      Pension assets. . . . . . . . . . . . . . . .    32,591      31,191
      Other assets. . . . . . . . . . . . . . . . .     2,957       4,421
                                                     ---------   ---------
                            TOTAL NONCURRENT ASSETS    60,611      62,175
                                                     ---------   ---------
                                       TOTAL ASSETS  $443,493    $422,978
                                                     =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
   CURRENT LIABILITIES:
      Bank loans. . . . . . . . . . . . . . . . . .  $ 26,280    $ 20,273
      Accounts and notes payable. . . . . . . . . .   110,497     107,326
      Accrued income taxes. . . . . . . . . . . . .     4,530       2,037
      Dividends payable . . . . . . . . . . . . . .     2,576       2,509
      Current portion of long-term debt . . . . . .     2,766       2,821
                                                     ---------   ---------
                          TOTAL CURRENT LIABILITIES   146,649     134,966

   NONCURRENT LIABILITIES:
      Long-term debt. . . . . . . . . . . . . . . .    75,938      77,020
      Deferred income taxes . . . . . . . . . . . .    16,840      16,926
      Postretirement benefits . . . . . . . . . . .    21,756      21,188
      Deferred credit . . . . . . . . . . . . . . .    11,114      19,118
                                                     ---------   ---------
                       TOTAL NONCURRENT LIABILITIES   125,648     134,252

   SHAREHOLDERS' EQUITY:
      Preferred stock, no par value:
         Authorized:  10,000,000 shares
         Series A participating preferred shares. .         0           0
         Series B ESOP convertible preferred shares
            Issued:  1995 - 1,053,508 shares
                     1994 - 1,059,407 shares. . . .    24,494      24,631
      Common stock, $1 par value:
         Authorized:  30,000,000 shares
         Issued:  1995 - 15,418,205 shares (excluding
            141,152 in treasury); 1994 - 15,199,258
            shares (excluding 144,261 in treasury).    15,418      15,199
      Capital surplus . . . . . . . . . . . . . . .    37,693      35,844
      Retained earnings . . . . . . . . . . . . . .   100,592      91,649
      Deferred compensation . . . . . . . . . . . .   (18,851)    (20,108)
      Translation adjustment. . . . . . . . . . . .    11,850       6,545
                                                     ---------   ---------
                                                      171,196     153,760
                                                     ---------   ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $443,493    $422,978
                                                     =========   =========

                  COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME



                                   SIX MONTHS ENDED      THREE MONTHS ENDED
(Thousands of dollars)                 APRIL 30,               APRIL 30,
                                 --------------------   -------------------

                                   1995       1994        1995       1994
                                 ---------  ---------   --------   --------
Net sales....................    $289,272   $225,803    $153,965   $121,443
Less costs and expenses:
   Cost of products sold.....     202,515    155,574     108,669     82,915
   Selling, administrative and
     general expense.........      66,745     53,126      34,934     26,703
                                 ---------  ---------   ---------  ---------

                                  269,260    208,700     143,603    109,618
                                 ---------  ---------   ---------  ---------

Operating income.............      20,012     17,103      10,362     11,825

Nonoperating income (expense):
   Interest income...........         974        542         499        222
   Interest expense..........      (3,531)    (2,915)     (1,916)    (1,385)
   Other.....................        (350)    (1,172)         (6)      (701)
                                 ---------  ---------   ---------  ---------

                                   (2,907)    (3,545)     (1,423)    (1,864)
                                 ---------  ---------   ---------  ---------

Income before income taxes...      17,105     13,558       8,939      9,961

Income taxes.................       3,678      4,881       1,632      3,352
                                 ---------  ---------   ---------  ---------

Net income...................    $ 13,427   $  8,677    $  7,307   $  6,609
                                 =========  =========   =========  =========

Preferred stock dividend.....       1,043      1,050         521        524
                                 ---------  ---------   ---------  ---------
Net income applicable to
  common stock...............    $ 12,384   $  7,627    $  6,786   $  6,085
                                 =========  =========   =========  =========


Earnings per share of common stock:
    Net income:
     Primary.................       $0.80      $0.50       $0.43      $0.40
     Fully diluted...........        0.75       0.48        0.41       0.38

    Cash dividends declared..      $0.250     $0.227      $0.125     $0.114

                     COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                           SIX  MONTHS ENDED
(Thousands of dollars)                                          April 30,
                                                           -----------------
                                                             1995      1994
                                                             ----      ----
OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . . . . .   $13,427   $ 8,677
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for depreciation and amortization . .     9,040     7,941
         Amortization of deferred credit . . . . . . . .    (8,888)        0
         Postretirement benefit. . . . . . . . . . . . .       325       506
         Pension plan credits. . . . . . . . . . . . . .      (780)     (981)
         Change in deferred income taxes . . . . . . . .      (838)      252
         Change in current assets and liabilities:
            (Increase) in accounts receivable. . . . . .    (7,654)   (2,250)
            (Increase) in inventories. . . . . . . . . .    (8,511)   (2,704)
            (Increase) decrease in prepaid expenses and
               other current assets. . . . . . . . . . .      (868)    1,041
            (Decrease) in accounts payable and
               accrued expenses. . . . . . . . . . . . .    (3,421)   (3,830)
            Increase (decrease) in accrued income taxes.     2,943    (4,157)

                                                           --------  ---------
   Net cash (used) provided by operating activities  . .    (5,225)    4,495

INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets. . . . . . . . . .        92       196
   Business acquisition. . . . . . . . . . . . . . . . .      (886)        0
   Grant subsidies received. . . . . . . . . . . . . . .     6,967         0
   Installments received -- acquisition. . . . . . . . .     6,844         0
   Investment in intangibles . . . . . . . . . . . . . .       (70)        0
   Capital expenditures. . . . . . . . . . . . . . . . .   (14,925)   (7,622)

                                                           --------  --------
   Net cash (used) by investing activities . . . . . . .    (1,978)   (7,426)

FINANCING ACTIVITIES:
   Proceeds from long-term debts . . . . . . . . . . . .         0         0
   Principal payments on long-term debts . . . . . . . .    (1,940)   (1,421)
   Net borrowings under bank loan agreements . . . . . .     4,793    (2,799)
   Proceeds from reserve contracts . . . . . . . . . . .     1,240       676
   Conversion of other assets. . . . . . . . . . . . . .      (111)       68
   Dividends paid. . . . . . . . . . . . . . . . . . . .    (4,827)   (4,443)

                                                           --------  --------
   Net cash (used) by financing activities . . . . . . .      (845)   (7,919)


Effect of exchange rate changes on cash. . . . . . . . .     2,915       785

                                                           --------  --------
Net (decrease) in cash and cash equivalents. . . . . . .    (5,133)  (10,065)

Cash and cash equivalents at beginning of period . . . .    52,666    25,066

                                                           --------  --------
Cash and cash equivalents at end of period . . . . . . .   $47,533   $15,001
                                                           =======   ========
Supplemental disclosures:
   Cash paid during the period for:
      Interest . . . . . . . . . . . . . . . . . . . . .    $3,565    $2,915
      Income taxes . . . . . . . . . . . . . . . . . . .     1,573     8,786

COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

April 30, 1995


Note A - Basis of Presentation
- ------------------------------

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month and three-month period ended April 30, 1995 are not necessarily indicative of the results that may be expected for the year ended October 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial Intertech Corp. and Subsidiaries' annual report on Form 10-K for the year ended October 31, 1994.

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

Note C - Common Stock Split and Cash Dividend
         ------------------------------------

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

Note D - Inventories

     Inventories consisted of the following:

                                 April 30,    October 31,
                                   1995          1994
                                 --------     -----------
            Raw materials        $ 18,924      $ 15,393
            Work-in-process        32,226        31,188
            Finished goods         22,031        15,739

                                 --------       -------
                                 $ 73,181      $ 62,320
                                  =======       =======


Note E - Segment Reporting
- --------------------------

         The Company is engaged in the design, manufacture and sale of products in three segments:

                              SIX MONTHS ENDED   THREE MONTHS ENDED
                                  APRIL 30,           APRIL 30,
(Thousands of dollars)          1995    1994        1995     1994
                              ----------------   ------------------
Hydraulic Components
  Net sales...............   $141,288  $103,218   $ 74,639  $ 57,241
  Operating income........     14,570    12,282      7,141     8,323

Metal Products
  Net sales...............   $ 70,641  $ 53,933   $ 39,696  $ 28,431
  Operating income........      1,136     2,634      1,076     1,221

Fluid Purification Systems
  Net sales...............   $ 77,343  $ 68,652   $ 39,630  $ 35,771
  Operating income .......      4,306     2,187      2,145     2,281

TOTAL COMPANY
   Net sales..............   $289,272  $225,803   $153,965  $121,443
   Operating income.......     20,012    17,103     10,362    11,825
   Percent to sales.......       6.9%      7.6%       6.7%      9.7%

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


         In addition to the cash acquired at the acquisition date, a balance of
         44.1 million Deutsche marks (approximately U.S. $26.8 million) was receivable from the Treuhandanstalt in regard to the original cash contribution. Cash received since the acquisition date amounted to
         40.1 million Deutsche marks (approximately U.S. $25.7 million). The remaining contributions will be received by SHC during the third quarter of fiscal 1995. Of the funds provided by the Treuhandanstalt since the acquisition date, 23.7 million Deutsche marks (approximately U.S. $15.4 million) were consumed by operating losses from May 3, 1994 to April 30, 1995 and 13.5 million Deutsche marks (approximately U.S. $9.3 million) were used to fund the pre-existing capital investment program.

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

- ---------------------------------


         Negative Goodwill Amortization


                                           Deutsche     U.S.
                Fiscal Quarters             Marks     Dollars
                ---------------             -----     -------
                                             (in thousands)
            Amounts amortized
               Third quarter, 1994      DM  3,297    $  2,044
               Fourth quarter, 1994         7,015       4,422
               First quarter, 1995          6,855       4,419
               Second quarter, 1995         6,500       4,470
                                          -------     -------
                       Total            DM 23,667    $ 15,355
                                           ======     =======

            Remainder (Balance Sheet)
               Third quarter, 1995      DM  5,410    $  3,903
               Fourth quarter, 1995         4,745       3,424
               First quarter, 1996          3,745       2,702
               Second quarter, 1996         1,504       1,085
                                           ------      ------
                       Total            DM 15,404    $ 11,114
                                           ======     =======


         ORSTA Hydraulik income statement:


                                                 APRIL 30,
                                        -------------------------
                                        SIX MONTHS   THREE MONTHS
                                           ENDED         ENDED
                                           1995          1995
                                        ----------   ------------
                                             (in thousands)
         Net sales                       $ 17,310    $  9,384
         Cost of products sold             20,389      10,940
         Less:  negative goodwill          (8,889)     (4,470)
                                           ------    ---------
            Total cost of products sold     5,021       6,471
                                           ------    ---------
         Gross profit                       5,818       2,913
         Selling, administrative
            and general expenses            5,874       3,218
                                           ------    ---------
         Operating income                $    (56)   $   (305)
                                         =========   =========


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SECOND QUARTER 1995 COMPARED TO SECOND QUARTER 1994
- ---------------------------------------------------

         Record second quarter sales and earnings in the Corporation's 75 year history were realized during the current period. Consolidated net revenues of $153,965,000 during the current quarter were $32,522,000 or 27 percent higher than the same period last year. On the strength of this record sales performance, net income rose to $7,307,000, or $698,000 higher than last year's record second quarter earnings.

         Revenues from operations in the United States in the current quarter of $83,136,000, the highest domestic sales recorded in the history of the Company, were $10,924,000 or 15 percent higher than the second quarter of fiscal 1994, as revenue gains were realized in all major market segments served by the Company. While the Filtration Products Group recorded a slight gain in domestic sales, the Hydraulic Components and Metal Products Groups reported revenue gains of 21 and 16 percent respectively, realizing double-digit percentage sales gains in all major domestic market segments served by the Company. During the same period, revenues reported by foreign operating units of $70,829,000, the second highest quarterly sales recorded overseas, were $21,598,000 or 44 percent higher than last year, reflecting surging demand in each of the Company's three core business units. Foreign Hydraulic Component Group revenues were $8,457,000 or 58 percent higher than last year mainly attributed to the acquisition of the ORSTA Hydraulik divisions in Germany. The Astron Building Systems Division was able to benefit from the improved European and Asian economies, realizing a 56 percent increase in revenues. Similarly, the overseas Fluid Purification Systems Group reported a sales gain of 21 percent over last year from improving conditions in Europe, Brazil and Japan. Adjusted for changes in foreign currency exchange rates and due to a weaker U.S. dollar, foreign revenues would have been $6,279,000 or 11 percent lower at last year's average foreign currency exchange rates. On a parity adjusted basis, all major foreign market segments served by the Company posted significant revenue gains.

         Consolidated gross profit of $45,296,000 was $6,768,000 or 18 percent higher than last year, due to increased sales volume as plant capacity restraints and increased material costs unfavorably impacted sales gains. Similar year-over-year gross margin declines were realized by both the domestic and foreign operating units.

         Selling and administrative expenses of $34,934,000 were $8,231,000 or 31 percent higher than the same period last year. Excluding ORSTA Hydraulik's expenses in the current period, operating expenses were 19 percent higher than the second quarter of last year. Adjusted for fluctuating foreign currency exchange rates and the impact of ORSTA, operating expenses were 13 percent higher than the second quarter of fiscal 1994 as the Company incurred considerable expense associated with the establishment of sales and engineering capability.

         The nonrecurring charges recorded during fiscal year 1994 of $4.2 million following the acquisition of ORSTA Hydraulik included provisions to close certain facilities in Europe and the United Kingdom, phase out some nonperforming products manufactured at those facilities and consolidate the remaining core businesses with the newly acquired operations in Germany and other existing operations located in the United States. These charges include separation costs ($1.6 million), estimated costs to close and vacate facilities ($1.0 million), the writedown of fixed assets made idle or excess ($0.6 million) and other direct and incremental costs necessary to complete the consolidation effort ($1.0 million). As of April 30, 1995, two of the scheduled three phases have been completed. No additional charges have been recorded since October 31, 1994. The remaining liabilities at the end of the second quarter amount to $0.8 million for employee separations, $0.5 million for plant closures and $0.6 million for all other consolidation costs.

         Operating income during the current quarter of $10,362,000 was $1,463,000 or 12 percent lower than the second quarter of last year. Despite record sales levels, all three major product groups recognized year-over-year declines, with the Hydraulic Components Group and Astron Building Systems Division both realizing double-digit declines in operating performance.

         Nonoperating expenses of $1,423,000 during the second quarter of fiscal 1995 were 24 percent lower than last year, due principally to the reduction of foreign currency losses realized as a result of fluctuating exchange rates incurred last year, primarily by the Company's Brazilian operations. Meanwhile, interest expense of $1,916,000 is 38 percent higher than last year reflecting a general increase in short-term borrowing and rising interest rates over the past twelve months.

         The Corporation's effective income tax rate of 18 percent during the current quarter is lower than the same period last year, due principally to higher income in the United States, where income tax rates are lower than those recorded by the Company's foreign operations and the utilization of tax loss carryforwards in Brazil and Germany.

FIRST SIX MONTHS OF 1995 COMPARED TO THE FIRST SIX MONTHS OF 1994
- -----------------------------------------------------------------
         For the six month period ended April 30, 1995, the Company recorded its highest sales and earnings in its 75 year history. Net consolidated revenues of $289,272,000 during the first half of fiscal 1995 were $63,469,000 or 28 percent higher than last year. Net income increased 55 percent to $13,427,000, also a record, versus $8,677,000 for the first six months of last year.

         Revenues from United States operations of $160,247,000 compared to $135,158,000 or 19 percent higher than the same period last year as gains in sales were recognized in all major market segments served by the Company.
While the Filtration Products Group recorded a modest gain in domestic sales, the Hydraulic Components and Metal Products Groups reported revenue gains of 27 and 16 percent respectively, capitalizing on increased customer demand in all major market segments served by these two product groups. Likewise, during the first half of the current year, overseas revenues of $129,025,000 were $38,380,000 or 42 percent higher than the first six months of fiscal 1994, as each of the Company's three business units positioned themselves in the global marketplace to record double-digit percentage gains in revenues. Hydraulic Component Group sales overseas were 66 percent higher than the same period last year benefitting from the acquisition of ORSTA Hydrauliks in Germany and improving economies in Europe, Australia and Brazil. The Astron Division profited from improving markets in Europe and Asia as revenues increased 42 percent over last year. Likewise, the foreign Fluid Purification Systems Group reported a sales increase of 24 percent over fiscal 1994, capitalizing on improving economies in Europe, Asia, Australia, Brazil and Japan. A weaker U.S. dollar compared to other currencies caused foreign revenues reported in dollars to be $10,604,000 or 10 percent higher than the first six months of fiscal 1994, after adjusting for the effects of currency exchange rate differences on foreign sales reported in U.S. dollars. On a parity adjusted basis, all major foreign market segments served by the Corporation posted double-digit revenue gains.

         Consolidated gross profit of $86,757,000 during the first half of fiscal 1995 was $16,528,000 or 24 percent higher than last year. Gross profit margins were just over one percentage point lower than last year due principally to higher material costs and capacity restraints. Both domestic and foreign operating units realized similar profit margin reversals since last year due to these constraints.

         Operating expenses of $66,745,000 were $13,619,000 or 26 percent higher than the first six months of fiscal 1994. Excluding ORSTA Hydraulik expenses incurred in the current fiscal year, operating expenses were 15 percent higher than the same period last year. Adjusted for changes in foreign currency exchange rates and expenses associated with ORSTA, selling and administrative expenses were 9 percent higher than the same period last year as the Corporation has implemented an aggressive program to broaden market penetration in all product lines. Considerable expense incurred by the Company associated with the establishment of sales and engineering capability is expected to position the Company for future growth in emerging markets around the globe.

         Operating income of $20,012,000 improved $2,909,000 or 17 percent compared to the first half of fiscal 1994 as significant year-over-year gains were reported by the Hydraulic Components and Filtration Products Groups. Lower operating income reported by the Building Systems Division compared to last year, despite record sales volume, is due to competitive pricing pressure in Europe and, in part, to expenses to capture emerging markets for its pre-engineered Astron Buildings in Southeast Asia, China and India.

         Nonoperating expenses of $2,907,000 during the first six months of the current year were $638,000 lower than the same period last year, due principally to lower foreign currency exchange losses incurred as a result of changing foreign currency rates, primarily by the Company's subsidiary in Brazil. During the same period, interest income of $974,000 was $432,000 higher than last year and interest expense of $3,531,000 was $616,000 higher than the first half of fiscal 1994 as the Company experienced a general increase in short-term borrowing and rising interest rates over the past year.

         The effective income tax rate of 22 percent reported by the Corporation during the first six months of fiscal 1995, compared to 36 percent last year is due principally to higher domestic income, where United States income tax rates are lower than those accrued by the Company's foreign operations and the benefit of tax loss carryforwards utilized in Brazil and Germany.

FINANCIAL CONDITION
- -------------------

         Cash and cash equivalents decreased $5,133,000 since the beginning of fiscal 1995. Operating performance resulted in cash used by operating activities of $5,225,000 compared to cash generated last year of $4,495,000. Cash used by investing activities of $1,978,000 consisted of the acquisition of the assets of Hall F&D Head Company of Saginaw, Texas, a manufacturer of medium and large metal products on January 31, 1995. The cost of the acquisition, $886,000, was financed with available funds. The acquisition was accounted for as a purchase transaction with the accounts included in the accompanying financial statement as of the acquisition date. During the second quarter of this year, the Company received a cash distribution of $6,844,000 from the Treuhandanstalt, the regulatory agency of the Federal Republic of Germany responsible for the privatization of the former East German state-owned enterprises. This cash installment was paid to the Company according to the terms of the purchase agreement negotiated with the German government. Capital expenditures during the current period of $14,925,000 were $7,303,000 higher than the first six months of fiscal 1994. In addition, during the current fiscal year, the Corporation received a grant subsidy of $6,967,000 from the German government in regard to planned capital expenditures. In light of current market conditions and economic trends, the Company continues to diligently monitor its capital spending requirements.

         Internal cash flows are expected to continue to be sufficient to provide the resources necessary to support operating requirements and to finance capital expenditure programs. The Company will use supplemental borrowings against existing credit facilities as needed to finance the capitalization programs.

         Incoming trade customer orders received of $318,747,000 during the first half of fiscal 1995 were $57,179,000 or 22 percent higher than the same period last year, adjusted for foreign currency exchange differences. Second quarter bookings received this year of $164,671,000 were $7,938,000 or 5 percent higher than orders received during the first three months of fiscal 1995, adjusted for fluctuating foreign currencies. Current year orders received in the United States by all three business units exceeded last year's levels, with both the Hydraulic Components and Metal Products Groups reporting double-digit percentage gains. Similarly, all three foreign operating groups realized double-digit percentage increases in net orders received, parity adjusted, over the same period last year.

         Despite record sales activity in the current period, trade bookings received continue to outpace shipments on a consolidated basis. With worldwide backlog still at its highest level in the Corporation's history, the balance of uncompleted orders of $187,832,000 is 19 percent higher than the balance at the end of fiscal 1994, adjusted for differences in foreign currency exchange rates.

         While a general leveling off of orders received appears to be occurring domestically in recent weeks, overseas orders continue to remain strong, principally in Europe and Asia. Nonetheless, current economic forecasts suggest a possible slowdown late in the fiscal year due principally to higher short-term interest rates and slackening demand in housing and durable goods markets.


SUBSEQUENT EVENTS
- -----------------

         On May 23, 1995, the Corporation announced plans to form a subsidiary in India that will manufacture and market a variety of products. The name of the company will be announced later, pending customary review and approval by the Indian government and appropriate agencies. Many Commercial products have been marketed in India for several years, particularly hydraulic components and fluid purification systems. Because of its existing business climate and anticipated longer-term growth of its economy, India is expected to become an even more important market for the Company. Manufacturing product lines and facility locations will be announced at a later date.

PART II.   OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

(a)  Exhibit 11 - Computation of per share earnings
     (in thousands, except per share data)

                                                   SIX MONTHS ENDED     THREE MONTHS ENDED
                                                       APRIL 30,              APRIL 30
                                                    1995      1994        1995       1994
                                                   ----------------     ------------------
Primary
- -------
  Average shares outstanding. . . . . . . . . .    15,331    15,102      15,410     15,134
  Net effect of dilutive stock options -
     based on the treasury stock method
     using average market price . . . . . . . .       224       101         251        128
                                                   ------    ------      ------     ------
                                  Total . . . .    15,555    15,203      15,661     15,262
                                                  =======    ======      ======     ======

  Net income. . . . . . . . . . . . . . . . . .   $13,427   $ 8,677     $ 7,307    $ 6,609
  Preferred stock dividends and adjustments . .    (1,043)   (1,050)       (521)      (524)
                                                  --------  --------     -------    -------
  Income applicable to common stock . . . . . .   $12,384   $ 7,627     $ 6,786    $ 6,085
                                                  =======   ========    ========   ========
  Per share amount. . . . . . . . . . . . . . .     $0.80     $0.50       $0.43      $0.40
                                                  =======   ========    ========   ========

Fully Diluted
- -------------
  Average shares outstanding. . . . . . . . . .    15,331    15,102      15,410     15,134
  Net effect of dilutive stock options -
     based on the treasury stock method
     using the period end price, if higher
     than average market price. . . . . . . . .       272       138         266        130
  Common share equivalents:
     Series B Preferred . . . . . . . . . . . .     1,304     1,311       1,301      1,308
                                                  --------  --------    --------   --------
                                  Total . . . .    16,907    16,551      16,977     16,572
                                                  ========  ========    ========   ========


  Net income. . . . . . . . . . . . . . . . . .   $13,427   $ 8,677     $ 7,307    $ 6,609
  Preferred stock (Series B) dividends
     rate adjustment. . . . . . . . . . . . . .      (717)     (753)       (358)      (376)
                                                  --------  --------    --------   --------

  Income applicable to common stock . . . . . .   $12,710   $ 7,924     $ 6,949    $ 6,233
                                                 ========  ========    ========   ========

  Per share amount. . . . . . . . . . . . . . .     $0.75     $0.48       $0.41      $0.38
                                                 ========  ========    ========   ========

Exhibit 27 - Financial Data Schedule



(b)  Reports On Form 8-K


No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      COMMERCIAL INTERTECH CORP.




Date   June 12, 1995           By  /s/Philip N. Winkelstern
                                 --------------------------
                                Philip N. Winkelstern
                                Senior Vice President and
                                Chief Financial Officer