Form 10-Q
period 1995-07-31
COMMERCIAL INTERTECH CORP
filed 1995-09-13
CIK 22470

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For period ended July 31, 1995    Commission file number 0-588
                 --------------                          ------


                         COMMERCIAL INTERTECH CORP.
-----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Ohio                                  34-0159880
----------------------------------   ----------------------------------
   (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)              Identification No.)

    1775 Logan Avenue, Youngstown, Ohio               44501-0239
-------------------------------------------   -------------------------
   (Address of principal executive offices)           (Zip Code)


                                 (216) 746-8011
-----------------------------------------------------------------------
               Registrant's telephone number, including area code


                                 Not Applicable
-----------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.


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

   Common Stock, $1 Par Value-- 15,423,050 shares as of September 1, 1995

------------------------------------------------------------------------

                                     INDEX

                           COMMERCIAL INTERTECH CORP.


Part I. Financial Information


Item 1. Financial Statements (Unaudited)

     Consolidated condensed balance sheets - July 31, 1995 and
     October 31, 1994

     Consolidated condensed statements of income - Nine months ended July 31, 1995 and 1994; and three months ended July 31, 1995 and 1994

     Statements of consolidated cash flows - Nine months ended
     July 31, 1995 and 1994

     Notes to consolidated condensed financial statements -
     July 31, 1995


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations





Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K



Signatures

                         PART I.  FINANCIAL INFORMATION
                  COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

(Thousands of dollars)                               JULY 31,   OCTOBER 31,
                                                       1995        1994
                                                    -----------------------
ASSETS
------
   CURRENT ASSETS:
      Cash and cash equivalents . . . . . . . . . .  $ 42,803    $ 52,666
      Accounts receivable, less allowance
         (1995-$3,629,000;  1994-$2,890,000). . . .   110,159      94,212
      Inventories . . . . . . . . . . . . . . . . .    76,193      62,320
      Deferred income tax benefits. . . . . . . . .    16,204      15,307
      Prepaid expenses. . . . . . . . . . . . . . .     7,021      10,861
                                                     ---------   ---------
                               TOTAL CURRENT ASSETS   252,380     235,366

   PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . .   277,462     253,890
      Less allowance for depreciation . . . . . . .   136,394     128,453
                                                     ---------   ---------
                                                      141,068     125,437
   NONCURRENT ASSETS:
      Intangible assets . . . . . . . . . . . . . .    24,463      26,563
      Pension assets. . . . . . . . . . . . . . . .    33,322      31,191
      Other assets. . . . . . . . . . . . . . . . .     5,610       4,421
                                                     ---------   ---------
                            TOTAL NONCURRENT ASSETS    63,395      62,175
                                                     ---------   ---------
                                       TOTAL ASSETS  $456,843    $422,978
                                                     =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
   CURRENT LIABILITIES:
      Bank loans. . . . . . . . . . . . . . . . . .  $ 30,354    $ 20,273
      Accounts and notes payable. . . . . . . . . .   117,349     107,326
      Accrued income taxes. . . . . . . . . . . . .     4,757       2,037
      Dividends payable . . . . . . . . . . . . . .     2,608       2,509
      Current portion of long-term debt . . . . . .     2,509       2,821
                                                     ---------   ---------
                          TOTAL CURRENT LIABILITIES   157,577     134,966

   NONCURRENT LIABILITIES:
      Long-term debt. . . . . . . . . . . . . . . .    75,121      77,020
      Deferred income taxes . . . . . . . . . . . .    16,754      16,926
      Postretirement benefits . . . . . . . . . . .    21,957      21,188
      Deferred credit . . . . . . . . . . . . . . .     7,210      19,118
                                                     ---------   ---------
                       TOTAL NONCURRENT LIABILITIES   121,042     134,252

   SHAREHOLDERS' EQUITY:
      Preferred stock, no par value:
         Authorized:  10,000,000 shares
         Series A participating preferred shares. .         0           0
         Series B ESOP convertible preferred shares
            Issued:  1995 - 1,053,508 shares
                     1994 - 1,059,407 shares. . . .    24,494      24,631
      Common stock, $1 par value:
         Authorized:  30,000,000 shares
         Issued:  1995 - 15,434,707 shares (excluding
            141,150 in treasury); 1994 - 15,199,258
            shares (excluding 144,261 in treasury). .  15,435      15,199
      Capital surplus . . . . . . . . . . . . . . .    38,088      35,844
      Retained earnings . . . . . . . . . . . . . .   106,739      91,649
      Deferred compensation . . . . . . . . . . . .   (18,851)    (20,108)
      Translation adjustment. . . . . . . . . . . .    12,319       6,545
                                                     ---------   ---------
                                                      178,224     153,760
                                                     ---------   ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $456,843    $422,978
                                                     =========   =========

                  COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  NINE MONTHS ENDED    THREE MONTHS ENDED
(Thousands of dollars)                 JULY 31,             JULY 31,
                                 -------------------   ------------------

                                   1995      1994        1995      1994
                                 --------  ---------   --------  --------
Net sales....................    $452,000  $365,357    $162,728  $139,554
Less costs and expenses:
   Cost of products sold.....     316,854   256,283     114,339   100,709
   Selling, administrative and
     general expense.........     103,406    84,622      36,661    31,496
                                 --------- ---------   --------- ---------
                                  420,260   340,905     151,000   132,205
                                 --------- ---------   --------- ---------
Operating income.............      31,740    24,452      11,728     7,349

Nonoperating income (expense):
   Interest income...........       1,546       882         572       340
   Interest expense..........      (5,302)   (3,206)     (1,771)     (291)
   Other.....................          84    (1,923)        434      (751)
                                 --------- ---------   --------- ---------
                                   (3,672)   (4,247)       (765)     (702)

Income from continuing
   operations before
   income taxes..............      28,068    20,205      10,963     6,647

Income taxes.................       6,248     6,595       2,570     1,714
                                 --------- ---------   --------- ---------

Income from continuing
   operations................      21,820    13,610       8,393     4,933

Income from discontinued
   operation.................           0     5,462           0     5,462
                                 --------- ---------    --------  --------

Net income...................    $ 21,820  $ 19,072    $  8,393  $ 10,395
                                 ========= =========   ========= =========

Preferred stock dividend.....       1,563     1,574         520       524
                                 --------- ---------   --------- ---------

Net income applicable to
   common stock..............    $ 20,257  $ 17,498    $  7,873  $  9,871
                                 ========= =========   ========= =========

Earnings per share of common stock:
    Primary:
     Income from continuing
       operations............       $1.30     $0.79       $0.50     $0.29
     Net income.............         1.30      1.15        0.50      0.64
    Fully diluted:
     Income from continuing
       operations............        1.23      0.75        0.47      0.27
     Net income..............        1.23      1.07        0.47      0.60

    Cash dividends declared..      $0.375    $0.352      $0.125    $0.125

                  COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                           NINE MONTHS ENDED
(Thousands of dollars)                                          July 31,
                                                           -----------------
                                                             1995      1994
                                                             ----      ----
OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . . . . .   $21,820   $19,072
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for depreciation and amortization . .    13,863    13,144
         Amortization of deferred credit . . . . . . . .   (12,768)   (2,044)
         Discontinued Operation. . . . . . . . . . . . .         0    (5,462)
         Postretirement benefit. . . . . . . . . . . . .       508       649
         Pension plan credits. . . . . . . . . . . . . .    (1,269)   (1,671)
         Change in deferred income taxes . . . . . . . .      (917)   (2,108)
         Change in current assets and liabilities:
            (Increase) in accounts receivable. . . . . .   (12,673)   (4,000)
            (Increase) in inventories. . . . . . . . . .   (11,531)   (2,003)
            (Increase) in prepaid expenses and
               other current assets. . . . . . . . . . .    (2,400)     (340)
            Increase in accounts payable and
               accrued expenses. . . . . . . . . . . . .     2,625     4,616
            Increase (decrease) in accrued income taxes.     3,370    (5,106)
                                                           --------  --------
      Net cash provided by operating activities  . . . .       628    14,747

INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets. . . . . . . . . .       444       269
   Business acquisition. . . . . . . . . . . . . . . . .      (886)        0
   Grant subsidies received. . . . . . . . . . . . . . .     6,967         0
   Installments received -- acquisition. . . . . . . . .     9,668     9,378
   Cash and cash equivalents acquired in business
         acquisition . . . . . . . . . . . . . . . . . .         0    11,140
   Investment in intangibles . . . . . . . . . . . . . .      (256)     (236)
   Capital expenditures. . . . . . . . . . . . . . . . .   (26,956)  (10,073)
                                                           --------  --------
      Net cash (used) provided  by investing activities. . (11,019)   10,478

FINANCING ACTIVITIES:
   Proceeds from long-term debts . . . . . . . . . . . .         0         0
   Principal payments on long-term debts . . . . . . . .    (2,779)   (1,927)
   Net borrowings under bank loan agreements . . . . . .     9,455    (6,968)
   Proceeds from reserve contracts . . . . . . . . . . .     1,763       676
   Purchase of reserve contracts . . . . . . . . . . . .    (3,475)   (3,430)
   Conversion of other assets. . . . . . . . . . . . . .      (198)     (691)
   Dividends paid. . . . . . . . . . . . . . . . . . . .    (7,246)   (6,671)
                                                           --------  --------
      Net cash (used) by financing activities. . . . . .    (2,480)  (17,629)

Effect of exchange rate changes on cash. . . . . . . . .     3,008     1,726
                                                           --------  --------

Net (decrease) increase in cash and cash equivalents. . .   (9,863)    9,322

Cash and cash equivalents at beginning of period . . . .    52,666    25,066
                                                           --------  --------

Cash and cash equivalents at end of period . . . . . . .   $42,803   $34,388
                                                           ========  ========

Supplemental disclosures:
   Cash paid during the period for:
      Interest . . . . . . . . . . . . . . . . . . . . .   $ 4,468   $ 3,502
      Income taxes . . . . . . . . . . . . . . . . . . .     3,796    13,808

COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

July 31, 1995


Note A - Basis of Presentation
------------------------------

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month and three-month period ended July 31, 1995 are not necessarily indicative of the results that may be expected for the year ended October 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial Intertech Corp. and Subsidiaries' annual report on Form 10-K for the year ended October 31, 1994.

Note B - Per-Share Data
-----------------------

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

Note C - Common Stock Split and Cash Dividend
---------------------------------------------

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

Note D - Inventories
--------------------

     Inventories consisted of the following:

                                 July 31,     October 31,
                                   1995          1994
                                 --------     -----------
            Raw materials        $ 19,617      $ 15,393
            Work-in-process        34,387        31,188
            Finished goods         22,189        15,739

                                 --------       -------
                                 $ 76,193      $ 62,320
                                  =======       =======


Note E - Segment Reporting
--------------------------

         The Company is engaged in the design, manufacture and sale of products in three segments:

                              NINE MONTHS ENDED   THREE MONTHS ENDED
                                  JULY 31,             JULY 31,
(THOUSANDS OF DOLLARS)          1995    1994        1995     1994
                              ----------------   ------------------
Hydraulic Components
  Net sales...............   $213,186  $170,133   $ 71,898  $ 66,915
  Operating income........     20,459    16,264      5,889     3,982

Metal Products
  Net sales...............   $118,004  $ 89,085   $ 47,363  $ 35,152
  Operating income........      4,587     5,385      3,451     2,751

Fluid Purification Systems
  Net sales...............   $120,810  $106,139   $ 43,467  $ 37,487
  Operating income .......      6,694     2,803      2,388       616

TOTAL COMPANY
   Net sales..............   $452,000  $365,357   $162,728  $139,554
   Operating income.......     31,740    24,452     11,728     7,349
   Percent to sales.......       7.0%      6.7%       7.2%      5.3%

Note F - Acquisitions
---------------------

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

         Under terms of the Agreement, Commercial tendered no financial consideration to acquire the stock of SHC and its wholly owned subsidiary but received, in addition to the net business assets of the two companies, cash contributions of 59.0 million Deutsche marks (approximately U.S. $36.0 million) to fund pre-existing capital investment programs and to cover estimated operating losses over a period of two years. This additional consideration was negotiated with the Treuhandanstalt based on the financial position of the acquired companies as of January 1, 1994 (the "measurement date"). Cash received on May 3, 1994, was $11,140,000. The remaining contributions were received by SHC in installments during 1994 and 1995.

         In addition to the cash acquired at the acquisition date, a balance of
         44.1 million Deutsche marks (approximately U.S. $26.8 million) was receivable from the Treuhandanstalt in regard to the original cash contribution. Cash received since the acquisition date amounted to
         44.1 million Deutsche marks (approximately U.S. $28.5 million). Of the funds provided by the Treuhandanstalt 29.1 million Deutsche marks (approximately U.S. $19.2 million) were consumed by operating losses from May 3, 1994 to July 31, 1995 and 17.7 million Deutsche marks (approximately U.S. $12.3 million) were used to fund the pre-existing capital investment program.

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

---------------------------------


         Negative Goodwill Amortization


                                           Deutsche     U.S.
                Fiscal Quarters             Marks     Dollars
                ---------------             -----     -------
                                             (in thousands)
            Amounts amortized
               Third quarter, 1994      DM  3,297    $  2,044
               Fourth quarter, 1994         7,015       4,422
               First quarter, 1995          6,855       4,419
               Second quarter, 1995         6,500       4,470
               Third quarter, 1995          5,410       3,879
                                           ------     -------
                       Total            DM 29,077    $ 19,234
                                           ======     =======

            Remainder (Balance Sheet)
               Fourth quarter, 1995     DM  4,745    $  3,423
               First quarter, 1996          3,745    $  2,702
               Second quarter, 1996         1,504       1,085
                                           ------     -------
                       Total            DM  9,994    $  7,210
                                           ======     =======



         ORSTA Hydraulik income statement:

                                                JULY 31,
                                -------------------------------------
                                NINE MONTHS          THREE MONTHS
                                   ENDED                 ENDED
                                   1995            1995        1995
                                -----------      --------    --------
                                             (in thousands)
     Net sales                   $ 26,614        $  9,304    $  7,387
     Cost of products sold         31,368          10,987       7,092
     Less:  negative goodwill     (12,768)         (3,879)     (2,044)
                                 ---------        --------   ---------
        Total cost of
             products sold         18,600           7,108       5,048
                                 ---------        --------   ---------
     Gross profit                   8,014           2,196       2,339
     Selling, administrative
        and general expenses        8,930           3,056       2,251
                                 ---------        --------   ---------
     Operating income            $   (916)       $   (860)   $     88
                                 =========       =========   =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Third Quarter 1995 Compared To Third Quarter 1994
-------------------------------------------------

         Consolidated net revenues of $162,728,000 for the quarter ended July 31, 1995, the highest quarterly sales recorded in the Company's 75 year history, were $23,174,000 or 17 percent higher than the same period last year. Third quarter income from continuing operations, the second highest third quarter in the history of the Company, rose to $8,393,000 or $3,460,000 higher than last year on the strength of this record performance. Meanwhile, net income in the current period of $8,393,000 was 19 percent lower than the third quarter of fiscal 1994 due to the noncash recovery adjustment of $5,462,000 recorded last year associated with certain discontinued operations.

         Revenues from United States operations in the current quarter of $84,543,000, the largest domestic sales recorded in the history of the Company, were $9,322,000 or 12 percent higher than the third quarter of last year. Double digit percentage gains were realized by all domestic market segments served by the Company, except for the Transportation and Fluid Purification segments where sales volumes remained at virtually the same level. The Hydraulic Components Group recorded a 10 percent gain in sales over last year, reporting record third quarter sales activity. Meanwhile, the Metal Products Group realized a 44 percent gain in revenues over the same period last year, reporting an all-time quarterly record. Third quarter revenues reported by foreign operations of $78,185,000, the highest quarterly performance overseas in the Company's history, were $13,852,000 or 22 percent higher than the same period last year. While foreign Hydraulic Component Group revenues were only slightly higher than last year, gains exceeding 30 percent were realized by both the Astron Building Systems Division and the foreign units of the Fluid Purification Systems Group. Adjusted for fluctuating currency exchange rates, foreign revenues would have been $8,353,000 or 13 percent lower at last year's average foreign currency exchange rates. On a parity adjusted basis, significant gains were reported overseas in the Construction Machinery and Equipment, Fluid Purification, Farm and Heavy Construction and Buildings market segments.

         Consolidated gross profit of $48,389,000 was $9,544,000 or 25 percent higher than the same period last year, due principally to higher sales volume, stringent cost control measures enforced by the Company and lower material costs in certain manufacturing areas. Consolidated gross margin was two percentage points higher than the same period last year, due principally to improved performance in certain foreign operating units. Meanwhile, strong demand in the United States created serious capacity constraints which adversely affected profit margins.

         Selling and administrative expenses of $36,661,000 were $5,165,000 or 16 percent higher than last year. Adjusted for fluctuating foreign currency exchange rates, operating expenses were 10 percent higher than the third quarter of fiscal 1994 as the Company incurred additional expense associated with improving sales and engineering capability.

         The nonrecurring charges recorded during fiscal year 1994 of $4.2 million following the acquisition of ORSTA Hydraulik included provisions to close certain facilities in Europe and the United Kingdom, phase out some nonperforming products manufactured at those facilities and consolidate the remaining core businesses with the newly acquired operations in Germany and other existing operations located in the United States. These charges include separation costs ($1.6 million), estimated costs to close and vacate facilities ($1.0 million), the writedown of fixed assets made idle or excess ($0.6 million) and other direct and incremental costs necessary to complete the consolidation effort ($1.0 million). No additional charges have been recorded since October 31, 1994. As of July 31, 1995 the remaining liabilities amount to $0.6 million for employee separations, $0.4 million for plant closures and $0.5 million for all other consolidation costs.

         Operating income during the current quarter of $11,728,000 was $4,379,000 or 60 percent higher than last year. Compared to twelve months ago, operating profits recorded by the business units were mixed, as significant gains reported by the Metal Products and Filtration Products Groups were partially offset by reversals in the Hydraulic Products Group. Hydraulics operations located in Germany incurred a loss for the quarter reflecting slower than expected progress in achieving acceptable financial performance for the businesses which were acquired in the third quarter of fiscal 1994. Efforts have been intensified in a number of areas toward the attainment of profitability for these operations, including the implementation of an employee reduction plan which is currently being negotiated with the local workforce. The cost of such plan, which is expected to affect results in the fourth quarter of the current fiscal year, has not been determined at this time.

         Nonoperating expenses during the third quarter of $765,000 were slightly higher than last year. Interest expense during the current period was $1,480,000 higher than last year due principally to a provision recorded last year reversing expenses relating to a business written off in fiscal 1989.
This loss was partially offset by foreign currency exchange differences recorded as a result of fluctuating exchange rates, realized primarily by the Company's subsidiary in Brazil.

         The effective income tax rate of 23 percent in the current quarter is lower than the same period last year, due principally to higher income in the United States where income tax rates are lower than those recorded by the Company's foreign operations and the utilization of tax loss carryforwards in Brazil and Germany.

FIRST NINE MONTHS OF 1995 COMPARED TO THE FIRST NINE MONTHS OF 1994

         The highest first nine month net consolidated revenues recorded in the 75 year history of the Company of $452,000,000 were $86,643,000 or 24 percent higher compared with the same period last year. Excluding the recovery of the $5,462,000 from a discontinued operation, net income from continuing operations for the current period of $21,820,000, another nine month record, was $8,210,000 or 60 percent higher than the first nine months of fiscal 1994.

         Sales from American operations during the first three quarters of the current year of $244,790,000, an all-time record, were $34,411,000 or 16 percent higher than the same period last year as revenue gains were realized in all major market segments served by the Company. While the Fluid Purification Systems Group recorded a modest gain in domestic sales, the Hydraulic Components and Metal Products Groups reported strong revenue gains of 21 and 25 percent respectively, capitalizing on increased customer demand in all major market segments served by these two product groups. Likewise, during the first nine months of the current fiscal year, overseas revenues of $207,210,000, another record, were $52,232,000 or 34 percent higher than the same period last year, as each of the Company's three foreign business units recorded double-digit percentage year-over-year gains in sales. Hydraulic Component Group revenues overseas were 37 percent higher than the same period last year benefitting from the acquisition of ORSTA Hydraulik in Germany and strengthening economies in Europe, Australia and Brazil. The Astron Division profited from improving markets in Europe and Asia as revenues increased 37 percent over last year. Similarly, the Fluid Purification Systems Group overseas reported a 27 percent revenue increase over the same period in fiscal 1994, capitalizing on improving economies in Europe, Asia, Australia, Brazil and Japan. A weaker U.S. dollar compared to other currencies caused foreign revenues reported in dollars to be $20,425,000 or 12 percent higher than the first nine months of last year, after adjusting for the effects of currency exchange rate differences on foreign sales reported in U.S. dollars. On a parity adjusted basis, all major foreign market segments served by the Corporation reported significant revenue gains, except for declines realized by the Mining and Special Industrial Components market segments.

         Consolidated gross profit of $135,146,000 during the first nine months of the current fiscal period improved $26,072,000 or 24 percent compared to the same period last year. Gross profit margins were the same as last year, despite record sales volume, due principally to serious capacity constraints in the United States and higher material costs in Europe and the United States. The Company expects margins to improve however, due to improvements in manufacturing efficiencies, productive scheduling of operations and the manufacturing of certain building components in a new production facility in the Czech Republic where labor costs are lower than existing facilities.

         Operating expenses of $103,406,000 were $18,784,000 or 22 percent higher than the first nine months of fiscal 1994. Excluding ORSTA Hydraulik expenses incurred in the current fiscal period, operating expenses were 15 percent higher than the same period last year. Adjusted for fluctuations in foreign currency exchange rates and expenses associated with ORSTA, selling and administrative expenses were 9 percent higher than the same period last year. The Corporation has initiated an aggressive program to broaden market penetration in all its product lines. Considerable expense incurred by the Company associated with the establishment of sales and engineering capability is expected to position the Company for future growth in an emerging global market.

         Operating income of $31,740,000 improved $7,288,000 or 30 percent compared to the first three quarters of fiscal 1994 as significant year-over-year gains were realized by the Hydraulics Components Group, excluding ORSTA, and the Filtration Products Group. Lower operating income reported by the Building Systems Division compared to last year, despite record sales volume, is due principally to continuing competitive pricing pressure from steel suppliers in Europe and increased expenses to capture emerging markets for its pre-engineered Astron Buildings in Southeast Asia, China and India.

         During the first nine months of fiscal 1995, nonoperating expenses of $3,672,000 were $575,000 or 14 percent lower than the same period last year due principally to lower foreign currency exchange losses incurred as a result of changing foreign currency rates, primarily by the Company's subsidiary in Brazil. During the same period, interest income of $1,546,000 was $664,000 higher than last year and interest expense of $5,302,000 was $2,096,00 higher than the first nine months of fiscal 1994, as the Corporation experienced a general increase in short-term borrowings and rising interest rates over the past year.

         The effective income tax rate of 22 percent reported by the Company during the current fiscal period, compared to 33 percent last year, is due principally to higher domestic income, where United States income tax rates are lower than those incurred by the Company's overseas operating units and the benefit of tax loss carryforwards utilized in Brazil and Germany.

FINANCIAL CONDITION
-------------------

         Since the beginning of the fiscal year, cash and cash equivalents decreased $9,863,000. Operating performance resulted in cash generated by operating activities of $628,000 compared to $14,747,000 last year. Net cash used by investing activities of $11,019,000 consisted of the acquisition of the assets of the Hall F&D Head Company of Saginaw, Texas, a manufacturer of medium and large metal products on January 31, 1995. The entire $886,000 cost of the acquisition was financed with available funds. The acquisition was accounted for as a purchase transaction with the accounts included in the accompanying financial statements as of the acquisition date. During the first nine months of the current fiscal period, the Company received a cash distribution of $9,668,000 from the Treuhandanstalt, the regulatory agency of the Federal Republic of Germany responsible for the privatization of the former East German state-owned enterprises. This cash installment was paid to the Corporation according to the terms of the purchase agreement negotiated with the German government. Capital expenditures during the current period of $26,956,000 were $16,883,000 higher than the first nine months of fiscal 1994. In addition, during the current fiscal period, the Company received a grant subsidy of $6,967,000 from the German government in regard to planned capital expenditures. In light of current market trends and economic conditions, the Company continues to diligently monitor capital spending requirements.

         Internal cash flows are expected to continue to be sufficient to provide the necessary resources to support operating requirements and to finance capital expenditure programs. Supplemental borrowings against existing credit facilities will also be utilized as needed to finance the capitalization programs.

         Trade customer bookings received during the first nine months of fiscal 1995 of $482,146,000 were $66,916,000 or 16 percent higher than one year ago, adjusted for foreign currency exchange differences. Third quarter orders received this year of $163,399,000 were slightly lower than bookings received during the second quarter of fiscal 1995, adjusted for parity differences, reflecting a general slowing of orders received in the United States, United Kingdom, Asia and Brazil. Current year orders received in the United States by the Metal Products and Fluid Purification Products Groups exceeded last year's levels by 25 percent and 5 percent respectively, while orders generated by the Hydraulic Components Group remained virtually at the same level as last year. Meanwhile, orders received by all three of the Corporation's foreign operating units realized double-digit percentage increases in net bookings received, adjusted for parity differences, over the same period last year.

         Despite record shipments generated in the current nine month period, trade bookings received continue to outpace revenues on a consolidated basis. With worldwide backlog still at its highest level in the Company's 75 year history, the balance of uncompleted orders of $188,130,000 is 19 percent higher than the balance at the end of fiscal 1994, adjusted for differences in foreign currency exchange rates.

         While a general leveling off of orders received has occurred recently, the outlook for the remainder of the current fiscal year remains optimistic, with record sales and earnings forecasted for the year. While the fourth quarter is expected to be strong overall, growth in the Hydraulic Components Group is slowing due principally to near term uncertainty of certain domestic economic indicators. However, the Company expects the overseas units of the Fluid Purification Products Group and the Astron Division in Europe to do well during the next three months.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

(a) Exhibits

    Exhibit 11 - Computation of Per Share Earnings

    Exhibit 27 - Financial Data Schedule


(b) Reports On Form 8-K

    No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COMMERCIAL INTERTECH CORP.




Date September 11, 1995         By  /s/Hubert Jacobs van Merlen
     ------------------           ------------------------------

                                   Hubert Jacobs van Merlen
                                   Senior Vice President and
                                   Chief Financial Officer