Form 10-K
period 1995-10-31
COMMERCIAL INTERTECH CORP
filed 1996-01-24
CIK 22470

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 1995

                          COMMISSION FILE NUMBER 0-588

                           COMMERCIAL INTERTECH CORP.
             (Exact name of registrant as specified in its charter)
           Ohio                                   34-0159880
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

1775 Logan Avenue, Youngstown, Ohio                 44501
(Address of principal executive offices)            (Zip Code)
                          (216) 746-8011
        Registrant's telephone number, including area code

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of January 2, 1996, 15,414,229 common shares were outstanding, and the aggregate market value of the common shares (based upon the last price on that date) was approximately $279,383,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K.

     Notice of Annual Meeting of Shareholders March 27, 1996 and Proxy Statement filed January 18, 1996. .. Part III, Items 10-13
                                     Part IV, Item 14

     The exhibit index is located on page 62.

                                    Part I

ITEM I.    BUSINESS

         (a)   General development of business:

         Commercial Intertech Corp. (formerly Commercial Shearing, Inc.) was incorporated in Ohio in 1920. The Company is engaged in the design, manufacture and sale of products in three business groups: hydraulic systems, building systems and metal products, and fluid purification. In January 1986, the Company acquired Cuno, Incorporated ("Cuno"), a manufacturer of fluid purification products. Before that acquisition, hydraulic systems and building systems and metal products accounted for all of the Company's business.

         (b)   Financial information about industry segments:

         See Note I of the Notes to Consolidated Financial Statements on pages 49-51.

         (c)   Narrative description of business:

HYDRAULIC SYSTEMS

         Hydraulic systems consist primarily of gear pumps and motors, control valves and telescopic cylinders for use generally on heavy-duty mobile equipment such as dump trucks, cranes, refuse vehicles, front-end loaders, backhoes and mining machines. Other products manufactured by the Company include hydraulic test equipment for military and industrial applications, hydraulic steer transmissions for military vehicles, mobile electrical power generators, hydraulic tilt and trim mechanisms for recreational boating and axial piston pumps and motors for industrial and marine applications. The Company's gear pumps and motors, control valves and telescopic cylinders are sold primarily to original equipment manufacturers by the Company's hydraulic sales organization consisting of approximately 76 persons in the United States and Canada and approximately 75 persons outside North America. A portion of the Company's sales is made to independent distributors for resale primarily to the replacement market.

         The Company acquired the stock of ORSTA Hydraulik in May 1994. ORSTA Hydraulik, a former East German state-owned enterprise, is a manufacturer of hydraulic cylinders, piston and gear pumps, power packs, and hydraulic testing equipment.

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

         The Company believes that it is the largest supplier of gear pumps and is among the leading single-source suppliers of hydraulic systems for mobile equipment in the United States. The market for hydraulic components is highly competitive.

BUILDING SYSTEMS AND METAL PRODUCTS

      The building systems and metal products operations consist of two units: metal stampings and Astron (custom-engineered metal buildings). The Company produces custom and standard metal stampings, including tank ends and a wide variety of other stamped steel products, such as wheels for tracked vehicles, components for railcar brake activators, couplings and covers for mechanical power transmission applications, large circuit breaker covers, and enclosures serving many purposes. The sales and marketing activities for metal stampings are conducted in North America with exports to Pacific Rim and South America by
a sales organization of approximately 23 persons.   The metal stamping unit
competes aggressively with regional domestic companies that often may have lower producing costs. Additionally, standard products are offered for sale from seven (7) fast service distribution centers in Dallas, Texas; Atlanta, Georgia; Chicago, Illinois; Hagerstown, Maryland; Seattle, Washington; Middleboro, Massachusetts and Orange, California.

         Metal Stampings purchased the former Hall F&D Head Company in Saginaw, Texas, in 1995 now known as the Southern Metals Division. This Division along with the Orange County facility produces medium and large diameter products for the storage tank and pressure vessel industries.

         Astron, the European market leader in Metal Building Systems produces single and multi story buildings that serve as aircraft hangars, indoor athletic facilities, automobile showrooms, offices, supermarkets, factories and warehouses. Astron buildings are sold throughout the twelve countries of the European Economic Community, in Scandinavia and in Eastern Europe, as well as in China and South Korea. This division developed its own computerized building pricing and proposal system, known as Cyprion, that tailors buildings to customers' precise dimension and design requirements. Through Cyprion, Astron's nearly 400 qualified builder/dealers can provide pricing and building plans in a fraction of traditional architectural time.
The builder/dealers are supported by Astron's sales force of nearly 91 persons. Additionally, Astron has developed state of the art work stations utilizing computer design technology which automatically configures optimum parameters for more efficient use of material maximizing manufacturing technology.

         Four years ago Astron entered into a joint venture with Arbed, Europe's fifth largest steel producer, and is now producing multistory steel buildings for European markets. Commercial acquired the remaining interest from Arbed effective November 1, 1995. In addition, in 1992 the Astron Division licensed Geoyang Development Co., Ltd. of South Korea, to manufacture, sell and erect Astron buildings in Korea. Geoyang now know as POSEC, is also cooperating with the Company's Luxembourg and Singapore sales companies for marketing and manufacturing throughout the Pacific Rim. POSEC is a Division of Posco Steel, the world's second largest steel producer.


FLUID PURIFICATION

         The fluid purification group operates worldwide with two
major divisions, process and consumer. The process division manufactures a broad range of filtration products for general and fine filtration
applications.   The general filtration product line includes gradient density cartridges made from resin impregnated fibers and cartridges made from thermally bonded synthetic bicomponent fibers, as well as cleanable metal filter products. The general filtration products are used extensively in chemical, petrochemical, paint and coatings industrial applications, as well as in prefiltration and service applications for the food, beverage, utility and pharmaceutical industries. The fine filtration product line provides critical filtration and separation performance primarily to the food, beverage, diagnostic, biotechnology, medical and pharmaceutical markets. The fine filtration products range from Zeta Plus(R) charge modified felted depth filters to membrane filters which are made of nylon, polypropylene and polytetrafluorethylene materials. The general and fine filtration product lines are complemented by a broad line of metal and plastic housings, which are the pressure vessels that hold filters. The process housing line includes products made of plastic, carbon steel and stainless steel, and is capable of meeting sophisticated customer demands for sanitary, crevice free and even mirror-like 10RA finishes.

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

         The Company believes that it is one of the leading suppliers of general process filtration products. This industry is characterized by a limited number of major suppliers including Pall Corporation, subsidiaries of divisions of Parker Hannifin Corporation and MEMTEC. The fine filtration market is served by certain major competitors, with Pall Corporation and Millipore Corporation being the most significant. Cuno's fine filtration depth filter cartridges hold a leadership position in the market, and although its membrane product line holds a relatively small market share its sales are increasing. The consumer division's principal competitor is a subsidiary or division of Ametek Corporation. Consumer has long been a leading supplier to the plumbing wholesale channel, and has been gaining penetration in the food service, OEM and direct marketing segments of the business. Consumer has a modest position in the retail trade with a split between specialty water quality dealers or kitchen and bath shops. In the food service market, a unit of Culligan is the leading supplier.

         Process filtration products are distributed in the United States by a group of independent distributors, most of which have been distributing these products for at least 18 years. In the international market, sales are made either direct or through approximately 100 distributors in 75 countries. The consumer market is reached by a combination of Company sales personnel and a significant number of distributors and wholesalers, as well as through OEM relationships. Life science products are marketed direct to diagnostic and medical OEM's.

MANUFACTURING

         The Company manufactures hydraulic systems in 16 plants and building systems and metal products in five plants worldwide. The Company's hydraulic manufacturing operation is highly integrated and the Company purchases few
components from independent suppliers.   The Company has developed tooling for
a substantial number of its fabricated metal products, which enables a reduction in the costs and time of manufacturing. Cuno maintains four manufacturing facilities in the United States and three manufacturing facilities abroad. The manufacture of the Cuno fluid purification products employs numerous proprietary processes.


RESEARCH AND PRODUCT DEVELOPMENT

         The Company conducts research and development primarily in its hydraulics systems and fluid purification product groups. In fiscal 1995 the Company expended $5,966,000 for research and development of various hydraulic products as compared to $5,409,000 and $4,914,000 in 1994 and 1993, respectively. The Company expended $2,483,000 for research and development for fluid purification products during 1995, $1,884,000 in 1994 and $1,794,000 in 1993. The Company intends to continue substantial expenditures on research and development in this area in order to bring developmental products to market.

PATENTS AND TRADEMARKS

         The Company currently holds registered trademarks and patents associated with certain existing products and has filed applications for additional patents covering certain of its newer products. Although the Company considers patents and trademarks significant factors in all of its businesses, it does not consider the ownership of patents essential to the operation of its hydraulic systems and building systems and metal products groups. The Company relies on product quality and features, the strength of its marketing and distribution network and on new product introductions rather than on its existing patents to protect and improve its market position in the hydraulic systems and building systems and metal products groups. Cuno currently holds numerous patents, has others pending and has registered its trademarks. Cuno considers many of these patents and trademarks important to its business.

SEASONALITY

         Because sales of certain hydraulic systems and custom-engineered metal buildings are related to the construction industry, this portion of the Company's business is affected by the seasonality of that industry.

EMPLOYEES

         The Company employs approximately 4,572 full-time employees worldwide. The Company believes that its labor relations are generally satisfactory.

BACKLOG

         The backlog of orders believed to be firm at the end of fiscal 1995 was approximately $169,500,000. Backlogs at the end of fiscal years 1994 and 1993 were $154,000,000 and $107,000,000, respectively. Registrant expects a substantial portion of its order backlog at the end of 1995 will be shipped during fiscal 1996.

          (d) Financial information about foreign and domestic operations and export sales.

         Note I - Segment Reporting - to the Notes to Consolidated Financial Statements on pages 49-51.

ITEM 2.    PROPERTIES

         The principal plants of the Registrant and its subsidiaries by industry segments are located in:

Owned:
                                     Building Systems and
Hydraulic Systems                    Metal Products
--------------------                 --------------
Youngstown, Ohio                     Youngstown, Ohio
Hicksville, Ohio                     Diekirch, Luxembourg
Kings Mountain, N. Carolina          Orange, California
Benton, Arkansas                     Saginaw, Texas
Mairinque, Brazil                    Sternbeck, Czech Republic
Grantham, England
Minneapolis, Minnesota               Fluid Purification
Port Melbourne, Australia            ---------------------
Warwick, England                     Meriden, Connecticut
Chemnitz, Germany                    Stafford Springs,
Geringswalde, Germany                  Connecticut
                                     Enfield, Connecticut
                                     Mairinque, Brazil
                                     Blacktown, Australia
                                     Mazeres, Toulouse, France
                                     Chemin du Contre Halage
                                       Les Attaques, Merek,
                                       France
                                     Kita-Ibaragi, Japan

Leased:
-------
Building Systems and
Metal Products                       Fluid Purification
--------------------                 ------------------
Hagerstown, Maryland                 Irvine, California
Chicago, Illinois                    Jurong, Singapore
Atlanta, Georgia
Seattle, Washington
Middleboro, Massachusetts


         Properties of Registrant and its subsidiaries are suitably constructed and maintained for their respective uses. Details of liens on property are given in Note B - Debt of the Notes to Consolidated Financial Statements on pages 36 and 37.

ITEM 3.    LEGAL PROCEEDINGS

         As of the date hereof there is no pending litigation of a material nature, other than ordinary routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party or which may affect the income from, title to, or possession of, any of their respective properties.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding executive officers of the Registrant is presented in Part III below and incorporated here by reference.

                                    Part II

ITEM 5.    COMPANY COMMON STOCK

         The Company's common stock is traded on the New York Stock Exchange under the ticker symbol TEC. The following is the range of high and low sales prices and cash dividends paid per share for fiscal 1995 and 1994 by quarters. All amounts have been restated for the effects of a three-for-two stock split effective September 1, 1994.

                             RANGE OF SALES
                                 PRICES
                             --------------     DIVIDENDS
                             HIGH       LOW     PER SHARE
                             ----       ---     ---------
    1995:
         First quarter . . .$19 5/8   $15 3/4    $.125
         Second quarter. . . 22 3/8    18 3/4     .125
         Third quarter . . . 22 3/4    15 7/8     .125
         Fourth quarter. . . 20 3/4    16 7/8     .135
                                                 -----
                                                 $.510
                                                 =====

    1994:
         First quarter. . . $14       $12        $.113
         Second quarter . .  16        12 2/3     .114
         Third quarter. . .  19 5/6    14 5/6     .125
         Fourth quarter . .  20 5/12   17 3/8     .125
                                                 -----
                                                 $.477
                                                 =====

        As of October 31, 1995, there were 3,785 shareholders of record of Common Stock.

ITEM 6.    SELECTED FINANCIAL DATA

SUMMARY OF FINANCIAL DATA, 1985 - 1995
Commercial Intertech Corp. and Subsidiaries

(in thousands, except per-share data and ratios)  1995      1994      1993      1992      1991      1990
INCOME DATA - Note A
  Net sales. . . . . . . . . . . . . . . . .    $621,836  $516,931  $448,577  $450,608  $436,961  $453,075
  Gross profit . . . . . . . . . . . . . . .     184,979   153,230   128,880   132,966   135,172   142,907
  Interest expense . . . . . . . . . . . . .       6,912     4,952     5,744     6,277     5,881     6,170
  Income from continuing operations
     before income taxes . . . . . . . . . .      39,942    27,803    20,602    23,349    36,215    50,791
  Income taxes . . . . . . . . . . . . . . .       9,559     8,184     6,587     9,304    16,097    23,184
  Income from continuing operations. . . . .      30,383    19,619    14,015    14,045    20,118    27,607
  Net income . . . . . . . . . . . . . . . .      30,383    25,081    14,015    17,436    11,103    27,607
Earnings per share - Note B
     Primary:
        Income from continuing operations. .        1.82      1.14       .79       .65       .93      1.36
        Net income . . . . . . . . . . . . .        1.82      1.50       .79       .88       .32      1.36
     Fully diluted:
        Income from continuing operations. .        1.72      1.09       .76       .63       .88      1.31
        Net income . . . . . . . . . . . . .        1.72      1.41       .76       .84       .32      1.31
     Dividends per share of common stock:
     Cash. . . . . . . . . . . . . . . . . .         .51       .48       .45       .45       .45       .44
     Stock . . . . . . . . . . . . . . . . .         --        50%       --        --        --        --

OTHER FINANCIAL DATA - Note A
  Total assets . . . . . . . . . . . . . . .    $459,856  $422,978  $347,335  $349,999  $335,062  $361,559
  Current assets . . . . . . . . . . . . . .     253,020   235,366   170,965   169,013   158,272   182,466
  Less current liabilities - . . . . . . . .     157,174   134,966   110,199   109,170    92,460   100,824
     Net working capital - . . . . . . . . .      95,846   100,400    60,766    59,843    65,812    81,642
  Net plant investment . . . . . . . . . . .     142,726   125,437   114,981   122,149   120,825   120,888
  Gross capital expenditures . . . . . . . .      37,437    23,052     9,435    14,116    20,097    22,831
  Long-term debt . . . . . . . . . . . . . .      73,929    77,020    78,059    84,392    54,718    69,852
  Redeemable preferred stock . . . . . . . .           0         0         0         0    38,491    37,594
  Shareholders' equity . . . . . . . . . . .     183,132   153,760   122,937   121,849   116,344   130,265
  Shareholders' equity per share -
     Note C. . . . . . . . . . . . . . . . .       11.50      9.82      7.93      8.04      7.85      8.81
  Actual number of shares outstanding
     at year-end . . . . . . . . . . . . . .      15,440    15,199    15,056    14,864    14,686    14,781
  Average number of shares outstanding
     during the year . . . . . . . . . . . .      15,582    15,327    15,096    14,863    14,888    16,994

RATIOS - Note A
  Gross profit to net sales. . . . . . . . .       29.7%     29.6%     28.7%     29.5%     30.9%     31.5%
  Income from continuing operations
     to net sales. . . . . . . . . . . . . .        4.9%      3.8%      3.1%      3.1%      4.6%      6.1%
  Effective income tax rate. . . . . . . . .       23.9%     29.4%     32.0%     39.8%     44.4%     45.6%
  Income from continuing operations
     to average shareholders'
     equity. . . . . . . . . . . . . . . . .       18.0%     14.2%     11.5%     11.8%     16.3%     18.2%
  Ratio of current assets to
     current liabilities . . . . . . . . . .      1.61:1    1.74:1    1.55:1    1.52:1    1.68:1    1.78:1
  Ratio of long-term debt to
     shareholders' equity plus
     long-term debt. . . . . . . . . . . . .       28.8%     33.4%     38.8%     40.9%     32.0%     34.9%

Note A - Data for fiscal years 1986-1995 have been computed in accordance with Employers' Accounting for Pensions, SFAS No. 87. Fiscal years 1991-1995 have been computed in accordance with Employers' Accounting for Postretirement Benefits Other Than Pensions, SFAS No. 106. Fiscal years 1992-1995 have been computed in accordance with Accounting for Income Taxes, SFAS No. 109. Prior years have not been restated.
Note B - Based on weighted average number of shares outstanding adjusted for all subsequent share dividends.
Note C - Based on actual number of shares outstanding at end of period adjusted for all subsequent share dividends.

ITEM 6.    SELECTED FINANCIAL DATA

SUMMARY OF FINANCIAL DATA, 1985 - 1995
Commercial Intertech Corp. and Subsidiaries

(in thousands, except per-share data and ratios)   1989      1988      1987      1986      1985
INCOME DATA - Note A
  Net sales. . . . . . . . . . . . . . . . .     $434,775  $398,666  $321,348  $274,510  $192,186
  Gross profit . . . . . . . . . . . . . . .      140,651   121,094   100,140    84,035    54,949
  Interest expense . . . . . . . . . . . . .        6,595     7,309     7,905     7,709     1,959
  Income from continuing operations
     before income taxes . . . . . . . . . .       44,433    30,586    19,265    18,369    16,742
  Income taxes . . . . . . . . . . . . . . .       20,314    13,822     8,041     7,753     8,826
  Income from continuing operations. . . . .       24,119    16,764    11,224    10,616     7,916
  Net income . . . . . . . . . . . . . . . .        6,730    16,564    11,224    10,616     7,916
Earnings per share - Note B
     Primary:
        Income from continuing operations. .         1.35      1.01       .68       .64       .48
        Net income . . . . . . . . . . . . .          .38       .99       .68       .64       .48
     Fully diluted:
        Income from continuing operations. .         1.30       .96       .67       .64       .48
        Net income . . . . . . . . . . . . .          .38       .95       .67       .64       .48
     Dividends per share of common stock:
     Cash. . . . . . . . . . . . . . . . . .          .40       .38       .37       .37       .35
     Stock . . . . . . . . . . . . . . . . .           --        --        --        --        --

OTHER FINANCIAL DATA - Note A
  Total assets . . . . . . . . . . . . . . .     $325,201  $308,388  $280,259  $271,449  $170,396
  Current assets . . . . . . . . . . . . . .      165,601   151,690   125,840   118,673   112,042
  Less current liabilities - . . . . . . . .       91,107    80,182    58,972    55,028    44,509
     Net working capital - . . . . . . . . .       74,494    71,508    66,868    63,645    67,533
  Net plant investment . . . . . . . . . . .      107,475   102,682   105,609   105,400    48,446
  Gross capital expenditures . . . . . . . .       17,783     9,995     9,889    13,553     5,739
  Long-term debt . . . . . . . . . . . . . .       41,481    60,225    72,371    83,356     3,922
  Redeemable preferred stock . . . . . . . .            0         0         0         0         0
  Shareholders' equity . . . . . . . . . . .      173,045   150,530   134,678   122,262   114,621
  Shareholders' equity per share -
     Note C. . . . . . . . . . . . . . . . .         9.09      9.08      8.17      7.43      6.98
  Actual number of shares outstanding
     at year-end . . . . . . . . . . . . . .       19,030    16,585    16,487    16,456    16,414
  Average number of shares outstanding
     during the year . . . . . . . . . . . .       17,852    16,664    16,565    16,493    16,403

RATIOS - Note A
  Gross profit to net sales. . . . . . . . .        32.4%     30.4%     31.2%     30.6%     28.6%
  Income from continuing operations
     to net sales. . . . . . . . . . . . . .         5.5%      4.2%      3.5%      3.9%      4.1%
  Effective income tax rate. . . . . . . . .        45.7%     45.2%     41.7%     42.2%     52.7%
  Income from continuing operations
     to average shareholders'
     equity. . . . . . . . . . . . . . . . .        14.9%     11.8%      8.7%      9.0%      7.0%
  Ratio of current assets to
     current liabilities . . . . . . . . . .       1.80:1    1.87:1    2.10:1    2.13:1    2.50:1
  Ratio of long-term debt to
     shareholders' equity plus
     long-term debt. . . . . . . . . . . . .        19.3%     28.6%     35.0%     40.5%      3.3%

Note A - Data for fiscal years 1986-1995 have been computed in accordance with Employers' Accounting for Pensions, SFAS No. 87. Fiscal years 1991-1995 have been computed in accordance with Employers' Accounting for Postretirement Benefits Other Than Pensions, SFAS No. 106. Fiscal years 1992-1995 have been computed in accordance with Accounting for Income Taxes, SFAS No. 109. Prior years have not been restated.
Note B - Based on weighted average number of shares outstanding adjusted for all subsequent share dividends.
Note C - Based on actual number of shares outstanding at end of period adjusted for all subsequent share dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        1993-1995


RESULTS OF OPERATIONS
---------------------

CONSOLIDATED RESULTS

         Continued strength in the U.S. economy and improved business conditions for most of the overseas operations enabled the Corporation to achieve record sales and earnings in 1995. Income from continuing operations of $30.4 million was 55 percent higher than last year's income of $19.6 million and was more than double the $14.0 million reported in 1993. Included in the results for 1994 and 1993 are after-tax charges of $3.8 million and $0.6 million, respectively, to close and consolidate certain operations in Europe and the U.S. Net income in 1994 of $25.1 million includes a $5.5 million noncash gain from the reversal of tax accruals no longer required in connection with a discontinued operation.

         Record sales of $621.8 million were higher than those in 1994 and 1993 by 15 percent and 33 percent, respectively, after adjusting for the effects of exchange rate differences on foreign sales reported in U.S. dollars. Most of this improvement resulted from increased volume as price increases have been relatively modest over the three-year period. Revenues for the Corporation's U.S. operations advanced for the fourth consecutive year to an all-time high of $329.4 million, surpassing those in 1994 and 1993 by 13 percent and 36 percent, respectively. Domestic sales have increased substantially over this period for the Hydraulic and Metal Product Groups while revenues in the Fluid Purification segment have grown at more moderate rates. Export sales were up 10 percent over last year, reflecting increased shipments to nonaffiliated customers in Canada, Europe, Pacific Rim countries and the Middle East. Domestic operations accounted for 53 percent of the Company's total sales in 1995 versus 56 percent in 1994 and 54 percent in 1993. Revenues for the Company's overseas operations increased by 17 percent over those in 1994 on a parity-adjusted basis. Most of the year-over-year gain occurred in Europe, Brazil, Australia and Southeast Asia, reflecting increased demand for all of the Corporation's product lines serving those regions. Sales growth was less robust in Japan and the United Kingdom where business conditions were somewhat weaker than in other countries.

--------------------------------

         Operating income of $45.3 million was higher than 1994 and 1993 by 30 percent and 78 percent, respectively, with record earnings being achieved by a number of operating units from all three of the Company's major product groups. Operating income for the Hydraulic Systems Group advanced for the fourth consecutive year, while earnings were flat in the Metal Products segment where significant gains in the domestic metal stamping divisions were negated by a downturn in income for the Astron Division in Europe. Year-over-year improvements in most of the domestic and foreign operating units enabled the Fluid Purification Group to reach its second highest annual operating income since the acquisition in 1986.

         Included in operating income for 1995 and 1994 are the financial results of the ORSTA Hydraulik operations which were acquired last year.
ORSTA, a manufacturer of hydraulic cylinders, piston pumps, and gear pumps, consists of Sachsenhydraulik Chemnitz GmbH ("SHC") and its wholly owned subsidiary, Hydraulik Rochlitz GmbH. Shares of the business were acquired on May 3, 1994 from the Truehandanstalt ("THA"), the regulatory agency of the Federal Republic of Germany responsible for the privatization of former East German state-owned enterprises. Under terms of the Purchase Agreement, Commercial Intertech tendered no financial consideration to acquire the shares of SHC but received, in addition to the net assets of the two companies, cash contributions from the THA to fund pre-existing capital investment programs and cover estimated operating losses over a period of two years. The loss indemnification was recorded as a deferred credit (negative goodwill) and is being amortized to income through cost of sales in accordance with a predetermined schedule which coincides with projected losses in each fiscal quarter over the two-year period. The combined German operations represented by this acquisition incurred an operating loss of $2.2 million in 1995, after amortization of the deferred credit, on sales of $35.8 million. The impact on operating income in 1994 was negligible (see Note K for further details).

INDUSTRY SEGMENTS
-----------------

         Following the acquisition of ORSTA Hydraulik during the latter half of 1994, the Corporation announced strategic plans to close certain Hydraulic facilities in Europe and the United Kingdom, phase out some nonperforming products manufactured at those facilities, and consolidate the remaining core businesses with the newly acquired operations in Germany and other existing operations located in the United Kingdom. Included in cost of sales for 1994 are nonrecurring charges of $4.2 million for the separation of employees, closure of facilities, writedown of unrecoverable fixed assets, and other incremental costs necessary to complete this consolidation effort. The program is being executed in phases with two out of three segments having been completed during 1995 and the final phase now scheduled for completion in early 1996. Cash consumed thus far totals $2.3 million, while the remaining accrued liability at the end of 1995 amounts to $1.4 million, principally representing separation costs. Accomplishment of this program is expected to improve the Corporation's operating results over time through reduced employment costs, more effective utilization of plant and equipment, and lower depreciation expense.

- Hydraulic Systems

         The Hydraulic Systems segment accounted for 46 percent of the Company's total sales and 55 percent of total operating income in 1995. Revenues in this segment increased by $44.8 million or nearly 19 percent over last year, while operating income as reported was higher by 21 percent. Excluding the nonrecurring charges incurred in 1994, income was flat versus the prior year as profitability was eroded in some of the domestic units by higher material costs, expenses to re-engineer manufacturing processes and administrative systems, general manufacturing inefficiencies from operating at capacity levels, and costs incurred to develop and launch a new range of fluid power components for the marine and automotive industries. Financial performance was favorable in the foreign segment during 1995 with the exception of operations in Germany which incurred a combined loss of $2.2 million for the year. Assimilation of these recently acquired businesses has been slower than expected, and operating results were further reduced by one-time costs incurred for plant rearrangement, relocation of the cylinder operations to a new facility, and installation of equipment for the manufacture and assembly of a new line of piston pumps. Additional programs were initiated during the year to reorganize marketing and administrative functions, rationalize product offerings, and operate the business more efficiently. The combined results of these efforts are expected to enable the German operations to reach the breakeven point during the latter half of 1996. Elsewhere, earnings improved dramatically in the United Kingdom where the valve manufacturing unit located in Grantham achieved record sales and income in 1995. Results were

ITEM 7. Continued
also significantly better for the Corporation's industrial and specialty hydraulic product lines in the United Kingdom due, in part, to the benefits derived from consolidating these businesses at the Warwick facility. Increased local demand and continued growth in export shipments to the Pacific Rim enabled our subsidiary in Australia to post record sales and income this year. Earnings improved moderately for the Brazilian operating unit, but business conditions were adversely affected during the latter part of 1995 by government measures to restrict economic growth and slow the rate of inflation.

         Capital expenditures amounted to $28.1 million for this segment in 1995 versus expenditures of $16.5 million in 1994 and $4.4 million in 1993. Included in the total for the current year are expenditures of $9.4 million for production equipment, facility upgrades, and new building construction at the Chemnitz and Rochlitz facilities in Germany. Funding for most of these projects was provided by the THA in accordance with the terms of the purchase. The majority of the remaining expenditures in 1995 pertains to ongoing equipment purchases in the U.S. to upgrade manufacturing performance, increase production capacity for future growth, and outfit specialized machining cells for the manufacture of new products being introduced by the Oildyne Division. Also included are expenditures for the construction of a new cylinder manufacturing facility in Youngstown, Ohio.

         Incoming orders for the Hydraulic Systems Group held steady in the fourth quarter of 1995 but were down 11 percent from the peak levels
experienced during the same period last year.   The backlog of unfilled orders
to start the new fiscal year was 2 percent higher than last year, after adjusting for foreign currency differences, as surging activity among the overseas units has counteracted a broad slowdown in business for the U.S. operations.

- Building Systems and Metal Products

         This segment accounted for 28 percent of the Company's total sales and 23 percent of total operating income in 1995. Revenues for this group were up substantially over 1994 and 1993, but operating income was flat over the three-year period as progressive improvements in the domestic sector were negated by a decline in overseas income. Sales for the Astron Division were higher than last year by 19 percent on a parity-adjusted basis, but earnings diminished for the third consecutive year due to the combined effects of weak industry prices, rising production costs, and price discounting in selected markets to preserve share and stimulate demand. Operating results were also impacted by costs incurred to establish satellite manufacturing operations in the Czech Republic and to expand Astron's business activities in China, Asia, and other parts of Eastern Europe. Operating income for this division was lower than 1994 and 1993 by 41 percent and 51 percent, respectively. Astron incurred losses during the first half of 1995 but steadily improved upon profitability in the third and fourth quarters as a result of increased selling prices and stabilized material costs. Business conditions were much stronger for the metal stampings operations in the U.S. where sales were higher than those in 1994 and 1993 by 22 percent and 41 percent, respectively, reflecting strong demand from customers in the transportation equipment and home building industries. Sales were further enhanced by the first quarter acquisition of a small manufacturer of large diameter steel heads located in Saginaw, Texas. Additionally, record sales were achieved again in 1995 by the division's expanding Distribution Center program where revenue growth has averaged more than 25 percent per annum in each of the three most recent fiscal periods. Operating income for the combined metal stamping operations in the U.S. was higher than 1994 and 1993 by 47 percent and 77 percent, respectively.

         Capital expenditures for this segment amounted to $3.6 million in 1995 versus spending of $2.7 million in 1994 and $1.8 million in 1993. Nearly two-thirds of the current year expenditures pertain to upgraded production equipment, installation of a satellite manufacturing line in the Czech Republic, and office automation for engineering and administrative functions in the Astron Division. The balance of the spending in 1995 related to refurbishment of facilities and replacement of production equipment in the U.S. General upgrading of Astron's facilities and production capabilities accounts for the majority of the capital expenditures in 1994 and 1993.

- Building Systems and Metal Products (Continued)

         Incoming orders for domestic operations in the fourth quarter were 10 percent lower than the same period last year, reflecting the general slowing of the U.S. economy. Bookings in the Astron Division, however, were up 11 percent over those in the final quarter of 1994 on a parity-adjusted basis. The backlog of unfilled orders to start the new year is off 13 percent from a year ago in the U.S., while the Astron backlog is higher by 39 percent after adjusting for foreign currency differences.


-  FLUID PURIFICATION

         The Fluid Purification segment accounted for 26 percent of the Company's total sales and 22 percent of total operating income in 1995. Parity-adjusted sales for the group were higher than those in 1994 and 1993 by 9 percent and 17 percent, respectively. A mild recovery in the chemical and industrial processing industry segment during 1995 enabled the Process Division to achieve moderate sales growth in the U.S., but business conditions remained sluggish for the Consumer product line. Sales for the combined overseas operations were up 12 percent from the previous year on a parity-adjusted basis with year-over-year growth occurring in all of the business units. Strong performances by the overseas units and the Consumer Division in the U.S. pushed operating income for the group to $9.9 million in 1995, representing an increase of nearly 163 percent over the previous year. Operating results improved dramatically in the Consumer product line due, principally, to higher prices and improved manufacturing efficiency. Disposal of an unprofitable product line late in 1994 further enhanced earnings in the current year for this group's U.S. operations. Elsewhere, operating income for Cuno Europe was the highest in five years as a result of increased demand, concurrent gains in manufacturing efficiencies, and stronger profit margins from changes implemented in marketing and distribution strategies. In Japan, the adverse effects of price discounting to meet competitive challenges in the marketplace were offset by low costs for imported material resulting from continued weakness of the U.S. dollar throughout most of the year. The Brazilian operations were profitable in 1995, but business conditions deteriorated during the latter half of the year as the government instituted fiscal policies designed to restrict the economy and keep local inflation in check.

         Capital expenditures amounted to $5.7 million in 1995 versus spending of $3.8 million in 1994 and $3.2 million in 1993. Two-thirds of the total spending over the three-year period pertains to investment in the U.S. for new production equipment, environmental controls ($1.2 million in 1995 and $1.0 million in 1993), advanced testing equipment, and refurbishment of facilities. Capital expenditures in the overseas units during this period primarily consisted of upgraded computer capabilities, replacement of production equipment, facility improvements, and office equipment.

         Incoming orders in the fourth quarter of 1995 were 6 percent higher than the same period last year on a parity-adjusted basis. Bookings were stronger in both the domestic and overseas segments. The backlog of unfilled orders to start the new year was 31 percent higher than last year for the overseas units but was down 10 percent in the U.S.

Nonoperating Income and Expense

         Interest received from investments increased from $1.4 million in 1994 to $2.0 million in 1995 due, primarily, to additional interest earned on cash contributions from the THA in connection with last year's acquisition of ORSTA Hydraulik. Investment yields were marginally higher than those in previous periods.

         Approximately 72 percent of total interest expense incurred on borrowed funds in 1995 resulted from long-term obligations. Most of the long-term interest expense derives from the 1992 issuance of $45.0 million in
8.2 percent senior notes as part of a capital restructuring program. Remaining interest expense primarily pertains to long-term debt to fund major construction projects completed in recent years, some equipment leases, and short-term borrowings to support current operations. Recorded as a credit to interest expense in 1994 is a $1.3 million reversal of an unrealized interest obligation accrued in prior years. Effective interest rates paid by the Company on long-term debt were relatively unchanged over the three-year period, while short-term rates have fluctuated on an interim basis. The weighted average rate was about the same over the most recent two-year period, but short-term rates were generally lower at the end of 1995 versus rates which were available earlier in the year.

         Foreign currency exchange and translation losses (principally in Brazil) are included in other nonoperating expense for the three-year period reported herein. These amounts totaled $0.8 million in 1995, $2.8 million in 1994 and $0.7 million in 1993. The Company utilizes foreign currency forward contracts to hedge the principal and interest due on loans which are periodically made with foreign subsidiaries. Deferred gains or losses from such hedging activities were negligible at the end of the current fiscal period (see Note J).

         Other nonoperating expense for 1994 includes a $1.1 million loss incurred on the fourth quarter sale of the Fluid Purification Group's ultrafiltration product line located in the U.S. Included in nonoperating income for 1995, 1994 and 1993 are $0.3 million, $0.5 million and $1.0 million, respectively, in technology license fees derived from a license agreement entered into with Geoyang Development Co. Ltd. in 1993. Under terms of the agreement, Geoyang obtained the rights and technology necessary to design, engineer, manufacture, market and assemble Astron's integrated metal building systems in Korea. Commercial Intertech will also receive royalties and fees on buildings manufactured and sold by Geoyang in future periods.

Taxes

         The Company's effective tax rate was reduced to 24 percent in 1995 and 29 percent in 1994 primarily as the result of utilizing tax loss carryforwards acquired with the ORSTA business in 1994 to shelter earnings of the Company's other German operations, including those of an Astron subsidiary. Remaining ORSTA net operating losses of approximately $145.0 million, which may be carried forward indefinitely, are expected to provide tax relief on income earned by all operations in Germany for a number of years. Effective rates for the most recent two-year period were also reduced by the favorable tax impact of reserve contracts and tax law changes which lowered the statutory rate for two overseas subsidiaries. Partially offsetting these benefits were higher tax rates for some of the overseas operations, the tax consequences of repatriating foreign earnings, state and local taxes levied on domestic income, and nondeductible expense for goodwill acquired in purchase transactions prior to July 25, 1991.

         The consolidated tax rate in 1993 was 32 percent as a result of favorable conclusions to a number of open tax issues and the settlement of a dispute with one foreign tax authority over deductibility of certain expenses.


ACCOUNTING STANDARDS

         In 1995, the Company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement establishes accounting standards for the recognition, measurement and reporting of impairments to long-lived assets, certain intangibles and related goodwill when an entity is unable to recover the carrying amounts of those assets. No adjustments to financial results or financial position were required as a result of the adoption.

         In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" governing financial accounting and reporting standards for compensation plans which award employees in the form of stock options, restricted stock, performance shares, etc. As permitted by this Statement, the Company intends to continue to account for such compensation, using the intrinsic value method in accordance with APB No. 25. Adoption of the new standard in this form will have no impact on reported income in future years. Pro forma disclosures as required by this pronouncement will apply to stock-based awards granted on or after November 1, 1995 and will first be disclosed in financial statements for 1997.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Liquidity is generally defined as the ability to generate cash, by whatever means available, to satisfy the short-and-long-term needs of the Company. With respect to cash flow in 1995, the balance of cash and cash equivalents decreased from $52.7 million at the end of 1994 to a total of $39.7 million at the end of the current period - a difference of $13.0 million. A significant portion of this change in cash position is attributable to the ORSTA acquisition which was completed last year. Under terms of the Purchase Agreement, Commercial Intertech received cash contributions from the THA and other German regulatory agencies in the form of bank deposits, installment payments, and investment grants and subsidies to cover operating losses for a period of two years and fund pre-existing capital expenditure programs of the acquired businesses in Chemnitz and Rochlitz (see Note K). Contributions received since the acquisition date in accordance with the Agreement have amounted to $47.1 million, while cash consumed for operating requirements (inclusive of working capital needs) and capital investments has amounted to $27.6 million and $14.5 million, respectively. The timing of the related receipts and disbursements over the two-year period has been such, however, that the ORSTA operations generated a net cash inflow of $14.3 million in 1994 but consumed $9.3 million in cash during the current year.

         Cash generated from Commercial Intertech's total operating activities amounted to $20.3 million in 1995, representing a decrease of $12.1 million or 37 percent from the previous year. Increased working capital to support the global surge in business and cash requirements for the ORSTA operations at Chemnitz and Rochlitz were the principal factors in the year-over-year decline. Income from discontinued operations in 1994 of $5.5 million was noncash in nature and therefore had no effect on cash flow in this fiscal period.

-------------------------------------------

         With respect to investing activities, cash contributions received in connection with the ORSTA acquisition amounted to $17.1 million in 1995 versus $30.0 million in related receipts during the prior period. Capital expenditures in 1995 were a record $37.0 million for the Corporation versus spending of $22.4 million in 1994 and $9.6 million in 1993. Nearly 60 percent of the current year spending pertained to investment in the U.S. for expansion of production capacity, equipment upgrades to improve manufacturing performance, installation of emission control devices, construction of a new manufacturing facility, machine tools for the manufacture of new product offerings, and purchase of advanced computer systems to support manufacturing processes and administrative functions. Construction of a new manufacturing facility, investment in technologically advanced production equipment, and other operating improvements for the ORSTA units accounted for most of the capital spending in the overseas segment during 1995. Capacity expansion, equipment upgrades, emission controls and office automation in the U.S. accounted for the majority of the capital expenditures in the two preceding years. Authorized but unspent capital expenditure programs totaled $24.8 million at fiscal year-end. Significant projects authorized for 1996 include ongoing investment in state-of-the-art production equipment for Hydraulic Systems facilities in the U.S. and United Kingdom, the remainder of the funded building construction and equipment purchase programs for hydraulic operations in Germany, a major expansion of Astron's satellite manufacturing capabilities in the Czech Republic, and upgraded production capabilities for the Fluid Purification Group.

         Cash used in financing activities totaled $14.8 million in 1995. Principal activities included the retirement of debt, payment of reserve contract premiums, and the distribution of dividends to shareholders. Dividends totaled $9.7 million in 1995, of which $7.9 million was paid to shareholders of common stock. During the year, quarterly cash dividends on common stock were raised to $.135 per share, up 8 percent from the previous rate of $.125 per share.

         A refinancing program was completed in 1992 whereby proceeds from issuance of $45.0 million in 8.2 percent senior notes were used to redeem all of the Series C senior increasing rate cumulative convertible preferred shares originally issued in 1990. Principal payments against the senior notes are scheduled to commence in 1997 with the final payment to be made in 2002. The impact of the refinancing has improved cash flow and increased net income available to shareholders of common stock.

         As part of a restructuring program completed in 1990, the Company established two leveraged employee stock ownership plans (the ESOPs) and sold Series B cumulative convertible preferred shares to the plans for approximately $25.0 million. The ESOPs borrowed funds to purchase the Series B shares. During 1993, the ESOPs completed a refinancing program whereby a floating rate loan was replaced with a $23.2 million, 7.08 percent, 17-year term loan privately placed with a group of insurance companies. This program provided permanent financing for the remaining life of the benefit plan. The Company has guaranteed the repayment of any remaining principal as of December 31, 2009. The outstanding loan balance at October 31, 1995 was approximately $21.7 million.

         Internal cash flows are expected to be sufficient to provide the capital resources necessary to support operating needs and finance capital expenditure programs in the coming year. The Company has a $35.0 million nonreducing credit facility available from a group of lending institutions which expires in 1997. The funds available to the Company under this agreement may be used for any general corporate purpose. Including this facility, total unused credit lines of $131.4 million, denominated in both domestic and foreign currencies, were available to the Company at fiscal year-end. Borrowing rates to start the new year were generally lower than the same period a year ago, reflecting prevailing market conditions.


IMPACT OF INFLATION AND CHANGING PRICES
---------------------------------------

         Rates of inflation were moderately higher than the previous year, ranging from 2 to 4 percent in most instances. Manufacturing and operating costs generally advanced in line with inflation, but material cost increases outpaced the rate of inflation in most product lines. Selling price increases were implemented to cover rising costs for wages, benefits, raw materials, purchased components and other manufacturing costs, but the continuing trend of competitive pressures and price resistance in the marketplace limited the extent to which cost increases could be passed along to customers in 1995. Consequently, the Corporation relied upon volumetric efficiencies, productivity improvements and cost saving measures to offset the shortfall in pricing and successfully maintain or improve profit margins in most business units.
Margins were lower, however, for the Astron Division where weak industry prices and price discounting in certain market segments have adversely affected profitability over the past three years.

         The ability to recover cost increases and maintain margins continues to be a major challenge for most operating units, and the Company relies upon cost containment, aggressive purchasing, quality initiatives and cost-saving capital investments to combat profit erosion and remain competitive.

BUSINESS OUTLOOK
----------------

         The consolidated backlog of unfilled orders amounted to $169.5 million at the end of the year which, after adjusting for the effects of exchange rate differences on foreign segments, represents an 8 percent increase over the previous fiscal year-end. Ending backlogs were particularly strong for the overseas operations, up 35 percent, but were down 14 percent from the peak levels experienced last year in the domestic sector. Substantially all of the consolidated backlog is deliverable in 1996.

         Business conditions to start the new fiscal year for the Company's domestic operations are generally weaker than a year ago as demand was lower from customers in certain industry segments during the final quarter of 1995. Recent reports suggest that economic growth in the U.S. slowed during the latter part of the year and that prospects for an upturn in 1996 will depend, heavily, on the outcome of the government's efforts to forge a deficit-reduction program and the Federal Reserve's reaction to that program in setting fiscal policy. Economists are generally predicting a sluggish performance by the U.S. economy early in 1996, followed by lower interest rates and modest economic growth over the latter part of the year. First quarter earnings for the Company's domestic operations are expected to be lower than the record-setting results achieved for the same period in 1995, but profit improvements are nevertheless anticipated for all three of our U.S. product groups in 1996. During the coming year, the Company intends to implement marketing strategies which will expand the customer base and increase share, invest in capital equipment to increase production capacity and improve manufacturing performance, introduce new product offerings, and continue to pursue business acquisitions which will complement existing product lines and allow access to new market segments.

         Prospects are mixed for the Company's overseas operations to start the year. Ongoing efforts to reorganize and make profitable the hydraulic operations in Germany will adversely impact earnings during the early part of 1996, while a weakening economic trend has prompted customers in the United Kingdom to alter order patterns and reschedule deliveries in some instances. Conditions are much brighter for the Astron Division, however, where results are expected to be much better in the coming year as a result of improving economies in Central Europe, a favorable trend in product pricing, and continuing efforts to expand business activities in the former Eastern Bloc. Elsewhere, the outlook is excellent for continued economic growth in Australia and Southeast Asia where strong performances are anticipated again for our Hydraulic and Fluid Purification operations located in that region. Year-over-year improvements are also likely for operations in Brazil, pending success of the local government to restart the economy and stimulate business growth.

         The Company continues to invest in capital improvements, identify and implement strategic initiatives, and reduce overheads where possible to lower operating costs and improve profitability. The competitive advantages which these programs provide, our ability to meet the challenges of globalization and increased international competition, and continuation of moderate growth in world economies cause us to anticipate strong consolidated results again for 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STATEMENTS OF CONSOLIDATED INCOME
Commercial Intertech Corp. and Subsidiaries

                                               Year Ended October 31,
                                             1995       1994       1993
                                             --------------------------
                                        (in thousands, except per-share data)
Net sales. . . . . . . . . . . . . . . .  $621,836    $516,931   $448,577
Less costs and expenses:
   Cost of products sold . . . . . . . .   436,857     363,701    319,697
   Selling, administrative and general
      expenses . . . . . . . . . . . . .   139,729     118,401    103,510

                                          ---------   ---------  ---------
                                           576,586     482,102    423,207
                                          ---------   ---------  ---------
Operating income . . . . . . . . . . . .    45,250      34,829     25,370

Nonoperating income (expense):
   Interest income . . . . . . . . . . .     1,966       1,393      1,047
   Interest expense. . . . . . . . . . .    (6,912)     (4,952)    (5,744)
   Other . . . . . . . . . . . . . . . .      (362)     (3,467)       (71)
                                          ---------   ---------  ---------
                                            (5,308)     (7,026)    (4,768)
                                          ---------   ---------  ---------
Income from continuing operations before
   income taxes. . . . . . . . . . . . .    39,942      27,803     20,602

Provision for income taxes:
   Current . . . . . . . . . . . . . . .    10,404       9,949      8,794
   Deferred. . . . . . . . . . . . . . .      (845)     (1,765)    (2,207)
                                          ---------   ---------  ---------
                                             9,559       8,184      6,587
                                          ---------   ---------  ---------
Income from continuing operations. . . .    30,383      19,619     14,015

Income from discontinued operation . . .         0       5,462          0
                                          ---------   ---------  ---------

Net income . . . . . . . . . . . . . . .  $ 30,383    $ 25,081   $ 14,015
                                          =========   =========  =========
Preferred stock dividends and adjustments.  (2,084)     (2,097)    (2,109)
                                          ---------   ---------  ---------
Net income applicable to common stock. .  $ 28,299    $ 22,984   $ 11,906
                                          =========   =========  =========
Earnings per share of common stock:
   Primary:
      Income from continuing operations      $1.82       $1.14      $0.79
      Net income . . . . . . . . . . . .      1.82        1.50       0.79

   Fully diluted:
      Income from continuing operations.     $1.72       $1.09      $0.76
      Net income . . . . . . . . . . . .      1.72        1.41       0.76

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Commercial Intertech Corp. and Subsidiaries



                                                  October 31,  October 31,
                                                     1995         1994
                                                  ------------------------
Assets                                                 (in thousands)
CURRENT ASSETS
   Cash (including equivalents of $ 25,237,000
       in 1995 and $37,073,000 in 1994 . . . .    $ 39,689       $ 52,666
   Accounts and notes receivable, less
      allowances for doubtful accounts of
      $ 3,442,000 in 1995 and $2,890,000 in
      1994 . . . . . . . . . . . . . . . . . .     114,921         94,212
   Inventories . . . . . . . . . . . . . . . .      73,482         62,320
   Deferred income tax benefits. . . . . . . .      17,405         15,307
   Prepaid expenses and other current assets .       7,523         10,861
                                                  ---------      --------

      Total current assets . . . . . . . . . .     253,020        235,366

NONCURRENT ASSETS
   Intangible assets . . . . . . . . . . . . .      23,761         26,563
   Pension assets. . . . . . . . . . . . . . .      35,742         31,191
   Other noncurrent assets . . . . . . . . . .       4,607          4,421
                                                  ---------      --------

      Total noncurrent assets. . . . . . . . .      64,110         62,175

PROPERTY, PLANT AND EQUIPMENT
   Land and land improvements. . . . . . . . .      14,073         13,571
   Buildings . . . . . . . . . . . . . . . . .      73,233         66,194
   Machinery and equipment . . . . . . . . . .     178,482        164,069
   Construction in progress. . . . . . . . . .      14,648         10,056
                                                  ---------      --------

                                                   280,436        253,890

   Less allowances for depreciation and
   amortization. . . . . . . . . . . . . . . .     137,710        128,453
                                                  ---------      --------

                                                   142,726        125,437
                                                  ---------      --------

Total assets . . . . . . . . . . . . . . . . .    $459,856       $422,978
                                                  ========       ========

                                                   October 31,  October 31,
                                                      1995         1994
                                                   ------------------------
                                                         (in thousands)
Liabilities and Shareholders' Equity

CURRENT LIABILITIES
   Bank loans. . . . . . . . . . . . . . . . . .   $ 19,725      $ 20,273
   Accounts payable. . . . . . . . . . . . . . .     58,477        44,489
   Accrued payrolls and related taxes. . . . . .     29,010        22,168
   Accrued expenses. . . . . . . . . . . . . . .     38,742        40,669
   Dividends payable . . . . . . . . . . . . . .      2,788         2,509
   Accrued income taxes. . . . . . . . . . . . .      6,163         2,037
   Current portion of long-term debt . . . . . .      2,269         2,821
                                                   ---------     --------

      Total current liabilities. . . . . . . . .    157,174       134,966

NONCURRENT LIABILITIES
   Long-term debt. . . . . . . . . . . . . . . .     73,929        77,020
   Deferred income taxes . . . . . . . . . . . .     18,179        16,926
   Postretirement benefits . . . . . . . . . . .     23,711        21,188
   Deferred credit . . . . . . . . . . . . . . .      3,731        19,118
                                                   ---------     --------

      Total noncurrent liabilities . . . . . . .    119,550       134,252


SHAREHOLDERS' EQUITY
   Preferred stock, no par value:
      Authorized:  10,000,000 shares
      Series A participating preferred
         shares. . . . . . . . . . . . . . . . .          0             0
      Series B ESOP convertible preferred shares
         Issued: 1995 - 1,053,508 shares
                 1994 - 1,059,407 shares . . . .     24,494        24,631
   Common stock, $1 par value:
      Authorized:  30,000,000 shares
      Issued:
         1995 - 15,439,514 shares;
         (excluding 149,043 in treasury)
         1994 - 15,199,258 shares;
         (excluding 144,261 in treasury) . . . .     15,440        15,199
   Capital surplus . . . . . . . . . . . . . . .     38,396        35,844
   Retained earnings . . . . . . . . . . . . . .    112,907        91,649
   Deferred compensation . . . . . . . . . . . .    (18,851)      (20,108)
   Translation adjustment. . . . . . . . . . . .     10,746         6,545
                                                   ---------     ---------

                                                    183,132       153,760
                                                   ---------     ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $459,856      $422,978
                                                   =========     =========


See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
Commercial Intertech Corp. and Subsidiaries

                                                Year Ended October 31,
                                              1995       1994       1993
                                              --------------------------
                                        (in thousands, except per-share data)
PREFERRED STOCK (Series B)
   Balance at beginning of year. . . . .    $ 24,631   $ 24,758   $ 24,886
   Shares converted. . . . . . . . . . .        (137)      (127)      (128)
                                            ---------  ---------  ---------
   Balance at end of year. . . . . . . .      24,494     24,631     24,758

COMMON STOCK
   Balance at beginning of year. . . . .      15,199     10,038      9,910
   Shares issued:
      Employee Stock Ownership Plan. . .          34         25         23
      Stock option and award plans . . .         207         63        105
   Shares issued as of September 1, 1994
      in stock split effected in the form
      of a 50% share dividend. . . . . .           0      5,073          0
                                            ---------  ---------  ---------
   Balance at end of year. . . . . . . .      15,440     15,199     10,038

CAPITAL SURPLUS
   Balance at beginning of year. . . . .      35,844     39,034     37,628
   Employee Stock Ownership Plan . . . .         631        112        419
   Stock option and award plans. . . . .       1,921      1,771        987
   Par value transferred to common stock
      in connection with stock split
      effected in form of share dividend           0     (5,073)         0

                                            ---------  ---------  ---------
   Balance at end of year. . . . . . . .      38,396     35,844     39,034

RETAINED EARNINGS
   Balance at beginning of year. . . . .      91,649     75,087     69,199
   Net income for the year . . . . . . .      30,383     25,081     14,015
                                            ---------  ---------  ---------
                                             122,032    100,168     83,214

   Dividends:
      Common (per share:  1995 - $0.51;
         1994 - $0.48; 1993 - $0.45) . .       7,862      7,239      6,821
      Preferred Series B . . . . . . . .       2,082      2,095      2,107
                                            ---------  ---------  ---------
                                               9,944      9,334      8,928
   Other preferred stock adjustments . .        (819)      (815)      (801)
                                            ---------  ---------  ---------
   Balance at end of year. . . . . . . .     112,907     91,649     75,087

DEFERRED COMPENSATION. . . . . . . . . .     (18,851)   (20,108)   (21,248)

TRANSLATION ADJUSTMENT . . . . . . . . .      10,746      6,545     (4,732)
                                            ---------  ---------  ---------

      Total shareholders' equity . . . .    $183,132   $153,760   $122,937
                                            =========  =========  =========


Shareholders' equity per share of common
   stock . . . . . . . . . . . . . . . .      $11.50      $9.82      $7.93

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
Commercial Intertech Corp. and Subsidiaries

                                                   Year Ended October 31,
                                                  1995      1994      1993
                                                  ------------------------
OPERATING ACTIVITIES:                                   (in thousands)
   Net income . . . . . . . . . . . . . . . . . $ 30,383  $ 25,081  $ 14,015
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for depreciation and
            amortization. . . . . . . . . . . .   19,205    17,962    16,764
         Discontinued operation . . . . . . . .        0    (5,462)        0
         Amortization of deferred credit. . . .  (16,095)   (6,466)        0
         Postretirement benefits. . . . . . . .      634       383       781
         Pension plan credits . . . . . . . . .   (1,853)   (2,531)   (2,386)
         Change in deferred income taxes. . . .     (944)   (2,026)   (1,615)
         Change in current assets and liabilities:
            (Increase) decrease in accounts
               receivable . . . . . . . . . . .  (19,838)   (4,615)      138
            (Increase) decrease in inventories.   (9,709)   (4,475)    2,349
            (Increase) in prepaid expenses
               and other current assets . . . .   (3,135)   (1,020)   (1,332)
            Increase in accounts payable and
               accrued expenses . . . . . . . .   16,022    21,597     7,688
            Increase (decrease) in accrued
               income taxes . . . . . . . . . .    5,605    (6,072)     (143)
                                                --------- --------- ---------
               Net cash provided by operating
                  activities. . . . . . . . . .   20,275    32,356    36,259

INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets . . . . .      487       284       340
   Business acquisition . . . . . . . . . . . .     (886)        0         0
   Cash and cash equivalents acquired in
      business acquisition. . . . . . . . . . .        0    11,140         0
   Installments received - acquisition. . . . .   17,146    18,833         0
   Investment in intangibles. . . . . . . . . .     (389)     (450)     (496)
   Capital expenditures . . . . . . . . . . . .  (37,028)  (22,373)   (9,583)
                                                --------- --------- ---------
        Net cash (used) provided by investing
           activities. . . . . . . . . .  . . .  (20,670)    7,434    (9,739)
FINANCING ACTIVITIES:
   Proceeds from long-term debt . . . . . . . .    4,012         0     1,548
   Principal payments on long-term debt . . . .   (7,700)   (2,897)   (8,114)
   Net borrowings under bank loan agreements. .      629    (2,237)   (1,034)
   Proceeds from reserve contracts. . . . . . .    2,089       830       631
   Purchase of reserve contracts. . . . . . . .   (3,475)   (3,430)   (2,503)
   Conversion of other assets . . . . . . . . .     (660)      653      (817)
   Dividends paid . . . . . . . . . . . . . . .   (9,666)   (9,094)   (8,872)
                                                --------- --------- ---------
        Net cash (used) by financing activities  (14,771)  (16,175)  (19,161)

Effect of exchange rate changes on cash . . . .    2,189     3,985    (1,689)
                                                --------- --------- ---------
Net (decrease)increase in cash and cash
     equivalents. . . . . . . . . . . . . . . .  (12,977)   27,600     5,670
Cash and cash equivalents at beginning of year.   52,666    25,066    19,396
                                                --------- --------- ---------
Cash and cash equivalents at end of year. . . . $ 39,689  $ 52,666  $ 25,066
                                                ========= ========= =========

Cash paid during the year for:
   Interest . . . . . . . . . . . . . . . . . .   $7,055    $6,162    $6,032
   Income taxes . . . . . . . . . . . . . . . .    4,899    16,282     8,344

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


Inventories:
     Inventories are stated at the lower of cost or market. Inventories in the United States are primarily valued on the last-in, first-out (LIFO) cost method. The method used for all other inventories is first-in, first-out
(FIFO).  Approximately 51 percent (56 percent in 1994) of worldwide inventories
are  accounted for using the LIFO method.    Inventories as of October 31
consisted of the following:

                                            1995      1994
                                            ----      ----
                                            (in thousands)
       Raw materials . . . . . . . .      $17,982   $15,393
       Work in process . . . . . . .       34,461    31,188
       Finished goods. . . . . . . .       21,039    15,739
                                          -------   -------
                                          $73,482   $62,320
                                          =======   =======

     If all inventories were priced using the FIFO method, which approximates replacement cost, inventories would have been $16,591,000 higher in 1995 and $15,510,000 higher in 1994.

Intangibles:
     Intangible assets at October 31 are summarized as follows:

                                            1995      1994
                                            ----      ----
                                            (in thousands)
     Goodwill, less accumulated
        amortization (1995 - $5,856,000;
           1994 - $5,088,000)  . . . . .  $17,829   $18,331
     Other intangibles, less accumulated
        amortization (1995 - $22,652,000;
           1994 - $20,249,000) . . . . . .  5,932     8,232
                                          -------   -------
                                          $23,761   $26,563
                                          =======   =======

     Excess cost over the fair value of net assets acquired (or goodwill) generally is amortized on a straight-line basis over 40 years. The carrying value of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill is reduced by the estimated shortfall of cash flows. In addition, the Company assesses long-lived assets for impairment under Financial Accounting Standards Board Statement No. 121. Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

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

Income Taxes:
     The Company uses the liability method as required by Statement of Financial Accounting Standards No. 109 in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. Deferred income tax assets and liabilities principally arise from differences between the tax basis of the asset or liability and its reported amount in the consolidated financial statements. These include inventory valuation differences under uniform capitalization rules, depreciation expense, accrued expenses, postretirement benefit expenses, net operating loss carryforwards and a gain on the sale of property in the United Kingdom. Deferred tax balances are determined by using provisions of the enacted tax laws; the effects of future changes in tax laws or rates are not anticipated.

     Provisions are made for appropriate income taxes on undistributed earnings of foreign subsidiaries which are expected to be remitted to the parent company in the near term. The cumulative amount of unremitted earnings of subsidiaries, which aggregated approximately $70,794,000 at October 31, 1995, is deemed to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

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

Earnings Per-Share Amounts:
     The Company's Board of Directors approved a three-for-two split in July 1994 of the Company's common stock in the form of a 50 percent share dividend. The par value of each share was not changed from $1. Accordingly, all per share and stock option data have been restated to reflect the split. In connection with the split, common stock was credited and capital surplus was charged for the aggregate par value of the shares that were issued.

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

Investment in Reserve Contracts:
     The Company holds corporate owned life insurance contracts on all domestic employees. The contracts are recorded at cash surrender value, net of policy loans, in Other Assets. The net contract expense, including interest expense, is included in Selling, Administrative and General Expenses in the Statements of Consolidated Income. The related interest expense was $7,973,000 in 1995, $6,320,000 in 1994, and $3,660,000 in 1993 which in each year is reduced for contract benefits and net amortization of contract premiums and cash surrender value.

Revenue Recognition:
     Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon shipment of the finished product.

Advertising:
     The Company expenses all advertising cost as incurred. Advertising expense incurred during the period was immaterial.


Newly Issued Accounting Standards:
     In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), was issued. The Company adopted SFAS No. 121 during fiscal 1995. There was no impact on the Company's financial results or position. SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued. As permitted by this statement, the Company intends to continue to account for such compensation, using the intrinsic value method in accordance with APB No. 25. Adoption of the new standard in this form will have no impact on reported income in future years. Pro forma disclosures as required by this pronouncement will apply to stock-based awards granted on or after November 1, 1995 and will first be disclosed in financial statements for 1997.

NOTE B - DEBT

Long-term debt obligations are summarized below:

                                            1995      1994
                                            ----      ----
                                            (in thousands)
Senior notes . . . . . . . . . . . . .    $45,000   $45,000
Industrial revenue loans . . . . . . .      3,533     4,225
Mortgages. . . . . . . . . . . . . . .      4,973     5,868
Other. . . . . . . . . . . . . . . . .      1,010     2,265
                                          -------   -------
                                           54,516    57,358
Less current portion . . . . . . . . .      2,269     2,821
                                          -------   -------
                                           52,247    54,537
Guarantee of employee stock ownership
   plan loan . . . . . . . . . . . . .     21,682    22,483
                                          -------   -------
                                          $73,929   $77,020
                                          =======   =======

     The Company has outstanding $45 million of 8.20 percent senior notes due in 2002, privately placed with a group of insurance companies. The notes have level annual sinking fund payments beginning in April 1997. The senior notes include covenants which require the maintenance of certain financial ratios. The Company was in compliance with these covenants at October 31, 1995.

     The Company maintains a $35 million nonreducing revolving credit facility with a group of three banks. There were no borrowings outstanding from this facility at October 31, 1995 or 1994. The funds available under the agreement may be used for any general corporate purposes, including share purchases. The Company pays a facility fee of 0.25 percent per annum on the total commitment. The revolving credit portion of the agreement has interest options determinable by the Company based upon LIBOR, certificate of deposit or prime interest rates. The maximum rate is prime rate, 7/8 percentage point over LIBOR or one percentage point over certificate of deposit rates. The credit agreement also has a competitive bid option feature, which under certain conditions provides lower interest rates. The credit agreement includes covenants which require the maintenance of certain financial ratios. The Company was in compliance with these covenants at October 31, 1995. Additionally, under the most restrictive provisions of the agreement, approximately $23.5 million of unrestricted retained earnings is available for future dividend payments or share purchases. During 1994 the agreement was extended two years and will expire April 1997.

     Industrial revenue loans cover two separate domestic expansion programs and have maturities to January 1, 2001. Interest costs currently range from
6.825 to 7.75 percent, and the loans are secured by property and equipment at the Benton, Arkansas and Hicksville, Ohio facilities (net book value at October 31, 1995 - $5,340,000).

     Mortgages relate to construction programs at two facilities. The three loans collateralized with a Japanese facility were replaced during fiscal 1995 with two loans that bear interest at 1.75 and 1.88 percent, maturing through the year 2000. One of the two loans is secured with property and equipment at Kita-Ibaragi, Japan (net book value at October 31, 1995 - $6,395,000). The second loan is unsecured. The loan for the second program is collateralized by a facility located in Enfield, Connecticut and bears interest at 5.0 percent, also maturing in the year 2000. The Enfield facility's net book value at October 31, 1995 was $4,062,000.

     The Company established the Employee Stock Ownership Plan (ESOP) in February 1990. The ESOP is presently financed by 7.08 percent senior notes due December 31, 2009, privately placed with a group of insurance companies. Since the debt is guaranteed by the Company, it is included in Long-Term Debt with an offset recorded as Deferred Compensation in Shareholders' Equity. As Company contributions and dividends on the shares held by the ESOP are used to meet interest and principal payments, shares are released for allocation to eligible employees.

     Principal payments due in the five years after October 31, 1995 (excluding the ESOP loan guarantee) are:

                        (in thousands)

                       1996   -   $ 2,269
                       1997   -     9,644
                       1998   -     9,246
                       1999   -     9,282
                       2000   -     9,074

     The Company had available unused lines of credit in various countries totaling approximately $96.4 million short-term and $35.0 million long-term at October 31, 1995. Outstanding bank loans at October 31, 1995 and 1994 had weighted average interest rates of 4.3 percent and 6.1 percent, respectively.

NOTE C - FOREIGN CURRENCY TRANSLATION


     The cumulative effects of foreign currency translation gains and losses are reflected in the Translation Adjustment section of Shareholders' Equity. Translation adjustments increased equity by $4,201,000 in 1995 and $11,277,000 in 1994 and decreased equity by $7,453,000 in 1993.

     Foreign currency transaction gains and losses, which include U.S. dollar translation losses in Brazil, are reflected in income. For the three-year period reported herein, foreign currency losses have decreased Income from Continuing Operations before Income Taxes as follows:

                       (in thousands)

                     1995   -   $  779
                     1994   -    2,751
                     1993   -      678

NOTE D - STOCK OPTIONS AND AWARDS


     Under the Company's stock option and award plans, approximately 1,413,600 shares of common stock are reserved for issuance to key employees as of October 31, 1995. The options are exercisable at various dates and expire ten years from the date of grant. Stock options granted during 1995 totaled 123,750 shares. A total of 43,500 options were forfeited during the year. Stock appreciation rights may be granted as part of a stock option or as a separate right to the holders of any options previously granted. The present plan also provides for awards of restricted and performance shares of common stock to key employees. There were 43,800 restricted shares awarded in 1995 and 93,150 restricted shares awarded in 1994. Awards of performance shares totaled 130,650 in 1995 and 1,500 in 1994. When rights, options or awards are granted, associated compensation expense is accrued from date of grant to the date such options or awards are exercised.

     A summary of the activity follows:

                                      Number   Option Price Range
                                    of Shares       Per Share
                                    ---------  ------------------
Options outstanding at October 31:
   1995. . . . . . . . . . . .       617,051     $9.83 - $21.88
   1994. . . . . . . . . . . .       623,337      6.50 -  15.58

Options exercised during the year:
   1995. . . . . . . . . . . .        86,536     $6.50 - $14.83
   1994. . . . . . . . . . . .       141,138      9.83 -  14.83

Options exercisable at October 31:
   1995. . . . . . . . . . . .       340,376     $9.83 - $15.58
   1994. . . . . . . . . . . .       294,987      6.50 -  14.83



     Shares available for future grants amounted to approximately 796,550 and 300,450 as of October 31, 1995 and 1994, respectively.

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

     The Company also sponsors defined contribution pension plans for the hourly employees of its operations in Benton, Arkansas; Kings Mountain, North Carolina; and Minneapolis, Minnesota. Contributions and expense for these plans are computed at 3 percent of annual employee compensation or at a discretionary rate as determined each year by the Company. Hourly employees at the Orange, California facility are covered by a multiemployer plan which provides benefits in a manner similar to a defined contribution arrangement.

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

     A summary of the various components of net periodic pension cost for defined benefit plans and cost information for other plans for the three-year period is shown below:

                                      1995     1994     1993
                                      ----     ----     ----
                                           (in thousands)
Defined benefit plans:
   Service cost. . . . . . . . . .  $  3,166  $ 3,054  $ 2,360
   Interest cost . . . . . . . . .     8,548    7,484    7,087
   Actual return on plan assets. .   (26,195)  (4,124) (19,945)
   Net amortization and deferral .    14,671   (6,499)  10,001

                                    --------- -------- --------
   Net pension expense (income). .       190      (85)    (497)
Other plans:
   Defined contribution plans. . .       388      356      284
   Multiemployer plan. . . . . . .        70       81       75
   Foreign plans . . . . . . . . .       585      599      471

                                    --------- -------- --------
   Total pension expense . . . . .  $  1,233  $   951  $   333
                                    ========= ======== ========

Assumptions used in the accounting for the defined benefit plans as of October 31 were:

                                                      1995    1994   1993
                                                      ----    ----   ----
   Weighted-average discount rate . . . . . . . . .   7.25%   8.5%   7.25%
   Rates of increase in compensation levels . . . .   4.5 %   4.5%   4.5 %
   Expected long-term rate of return on assets. . .  10.0 %  10.0%  10.0 %

     The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheets at October 31, 1995 and 1994 for the Company's U.S. and foreign defined benefit pension plans. Other foreign pension plans do not determine net assets or the actuarial present value of accumulated benefits as calculated and disclosed herein:

                                           1 9 9 5                       1 9 9 4
                                ----------------------------  ----------------------------
                                 Plans Whose    Plans Whose    Plans Whose    Plans Whose
                                Assets Exceed   Accumulated   Assets Exceed   Accumulated
                                 Accumulated     Benefits      Accumulated     Benefits
                                   Benefits    Exceed Assets     Benefits    Exceed Assets
                                -------------  -------------  -------------  -------------
                                                       (in thousands)
Actuarial present value of
  benefit obligations:
  Vested benefit obligation. . . . $(51,207)     $(54,267)       $(44,039)     $(43,967)
                                   =========     =========       =========      =========
  Accumulated benefit obligation . $(53,236)     $(57,696)       $(45,576)     $(46,448)
                                   =========     =========       =========      =========

Projected benefit obligation . . . $(57,085)     $(69,788)       $(48,626)     $(55,256)
Market value of plan assets. . . .   89,627        52,726          78,223        44,018

                                   ---------     ---------       ---------      ---------
Projected benefit obligation less
   than or (in excess of) plan
   assets. . . . . . . . . . . . .   32,542       (17,062)         29,597       (11,238)
Unrecognized net (gain) loss . . .   (1,040)        7,883             (71)        5,028
Unrecognized prior service cost. .    2,479         2,880           2,741         2,964
Unrecognized net (asset) obligation  (4,528)        3,790          (5,712)        1,190
Additional liability . . . . . . .        0        (2,585)              0        (1,035)

                                   ---------    ----------       ---------     ---------
Net pension asset (liability)
   recognized in the Consolidated
   Balance Sheet . . . . . . . . . $ 29,453     $  (5,094)       $ 26,555      $ (3,091)
                                   =========    =========       =========      =========

     Plan assets at October 31, 1995 are invested in publicly traded and restricted mutual funds, various corporate and government bonds, guaranteed income contracts and listed stocks, including common stock of the Company having a market value of $3,701,700 at that date.

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

     Components of net periodic postretirement benefit cost are shown below. Net periodic cost associated with retiree life insurance benefits amounted to $269,000 in 1995, $314,000 in 1994, and $296,000 in 1993.

                                            1995    1994    1993
                                            ----    ----    ----
                                               (in thousands)
Service cost. . . . . . . . . . . . . . . $   386  $  419  $  377
Interest cost . . . . . . . . . . . . . .   1,463   1,357   1,411
Actual return on plan assets. . . . . . .       0       0       0
Amortization of transition obligation . .       0       0       0
Net amortization and deferral . . . . . .     (11)     49      26
                                          -------- ------  ------
Net periodic postretirement benefit cost. $ 1,838  $1,825  $1,814
                                          =======  ======  ======

     The following table shows the aggregated funded status of the benefit plans reconciled with amounts recognized in the Company's Consolidated Balance Sheets. The accrued postretirement cost associated with retiree life insurance benefits amounted to $3,410,000 and $3,257,000 as of October 31, 1995 and 1994, respectively.

                                                   October 31,
                                                 ---------------
                                                 1995       1994
                                                 ----       ----
                                                 (in thousands)
Accumulated postretirement benefit obligations:
   Retirees. . . . . . . . . . . . . . . . .   $ (7,897)  $ (8,048)
   Fully eligible active plan participants .     (3,462)    (2,834)
   Other active plan participants. . . . . .     (7,269)    (7,003)
                                               ---------  ---------
                                                (18,628)   (17,885)
 Plan assets at fair value. . . . . . . . . .         0          0
                                               ---------  ---------
Accumulated postretirement benefit
   obligation (in excess of) plan assets . .    (18,628)   (17,885)
Unrecognized net loss. . . . . . . . . . . .        771        716
Unrecognized prior service cost. . . . . . .          0          0
Unrecognized transition obligation . . . . .          0          0
                                               ---------  ---------

(Accrued) postretirement benefit cost. . . .   $(17,857)  $(17,169)
                                               =========  =========

     The weighted-average annual assumed rate of increase in the per capita cost of covered benefits in the medical plans, or health care cost trend rate, was 10.0 percent for 1995 and 12.0 percent for 1994. The trend rate is assumed to decrease gradually to 5.5 percent in the year 2005 and remain at that level thereafter. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 31, 1995 by $1,728,300 and the aggregate of service and interest cost components of net periodic postretirement benefit cost for 1995 by $48,200. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent and 8.5 percent at October 31, 1995 and 1994, respectively. The annual assumed rate of salary increase for retiree life insurance is 4.5 percent at October 31, 1995 and October 31, 1994.

NOTE F - INCOME TAXES

     The components of income from continuing operations before income taxes and the provision for income taxes are summarized as follows:

                                         1995     1994     1993
                                         ----     ----     ----
                                             (in thousands)
Income from continuing operations
   before income taxes
      Domestic . . . . . . . . . . . . $23,268  $19,184  $ 8,313
      Foreign  . . . . . . . . . . . .  16,674    8,619   12,289
                                       -------- -------- --------
                                        39,942   27,803   20,602

Provision for income taxes
   Current
      Domestic-Federal . . . . . . . .   7,402    5,672    3,348
              -State and local . . . .     621    1,838      382
      Foreign. . . . . . . . . . . . .   7,082    4,531    5,064
                                       -------- -------- --------
                                        15,105   12,041    8,794

   Deferred
      Domestic-Federal . . . . . . . .  (1,323)    (650)  (1,376)
              -State and local . . . .    (273)    (257)    (130)
      Foreign. . . . . . . . . . . . .     751     (858)    (701)
                                       -------- -------- --------
                                          (845)  (1,765)  (2,207)

   Benefit of operating loss
      carryforwards. . . . . . . . . .  (4,701)  (2,092)       0
                                       -------- -------- --------
                                         9,559    8,184    6,587

Income from continuing operations
      Domestic . . . . . . . . . . . .  16,841   12,581    6,089
      Foreign. . . . . . . . . . . . .  13,542    7,038    7,926
                                       -------- -------- --------
                                       $30,383  $19,619  $14,015
                                       ======== ======== ========

     A reconciliation of the effective tax rate to the U.S. statutory rate for 1995, 1994 and 1993 follows:

                                           1995   1994   1993
                                           ----   ----   ----
Statutory U.S. federal income tax rate. .  35.0%  35.0%  34.8%
State and local taxes on income net of
   domestic income tax benefit. . . . . .   0.6    3.7    0.8
Increase in effective rate due to
   impact of foreign subsidiaries . . . .   5.0    2.4    0.4
Benefit of operating loss carryforwards . (11.8)  (7.5)     0
Repatriation of foreign earnings. . . . .   1.2    1.5    0.6
Reserve contracts . . . . . . . . . . . .  (5.5)  (5.0)  (3.7)
Goodwill with no U.S. tax benefit . . . .   1.6    2.0    2.5
All other . . . . . . . . . . . . . . . .  (2.2)  (2.7)  (3.4)
                                           -----  -----  -----

   Effective income tax rate. . . . . . .  23.9%  29.4%  32.0%
                                           =====  =====  =====

Significant components of the Company's deferred income tax liabilities and assets as of October 31, are as follows:

                                                          (in thousands)
   Deferred income tax liabilities:                  1995     1994     1993
                                                     ----     ----     ----
      Tax over book depreciation. . . . . . . . .  $13,140  $13,142  $13,234
      Prepaid pension asset . . . . . . . . . . .   10,975    9,991    8,760
      United Kingdom property sale. . . . . . . .    1,360    1,407    1,274
      Other . . . . . . . . . . . . . . . . . . .      375      278      273
                                                   -------  -------  -------
         Total deferred income tax liabilities. .   25,850   24,818   23,541
   Deferred income tax assets:
      Postretirement benefits . . . . . . . . . .    7,032    6,769    6,783
      Employee benefits . . . . . . . . . . . . .    7,909    7,157    6,407
      Net operating loss carryforwards. . . . . .   66,869   58,587    4,895
      Inventory valuation . . . . . . . . . . . .    2,166    2,111    2,048
      Product liability . . . . . . . . . . . . .    3,620    2,710    1,928
      Other . . . . . . . . . . . . . . . . . . .    4,349    4,452    2,306
                                                   -------- -------  -------
         Total deferred income tax assets . . . .   91,945   81,786   24,367

      Valuation allowance for deferred income tax
         assets . . . . . . . . . . . . . . . . .   66,869   58,587    4,210
                                                   -------- -------  -------
         Net deferred income tax assets . . . . .   25,076   23,199   20,157

                                                   -------- -------  -------
         Net deferred income tax liabilities. . .  $   774  $ 1,619  $ 3,384
                                                   =======  =======  =======

     The valuation allowance has increased by $8,282,000 in 1995, $54,377,000 in 1994, and $1,640,000 in 1993. At October 31, 1995, the Company also had unused foreign tax credit carryovers of approximately $2,813,000 of which $489,000 will expire in 1997, $721,000 in 1998, and the balance will expire in the year 1999.

     Of the $66,869,000 in tax benefits from operating loss carryforwards, $65,037,000 relates to the ORSTA Hydraulik operations acquired in 1994 which are available indefinitely. The balance of the loss carryforward relates to operations in Brazil and is also available indefinitely.

NOTE G - QUARTERLY DATA (unaudited)

     1995                        First   Second   Third    Fourth    Total
-----------------------------------------------------------------------------
                                   (in thousands, except per-share amounts)
Net sales. . . . . . . . . . . $135,307 $153,965 $162,728 $169,836  $621,836
Gross profit . . . . . . . . .   41,461   45,296   48,389   49,833   184,979
Net income . . . . . . . . . .    6,120    7,307    8,393    8,563    30,383
Earnings per share:
Net income:
   Primary . . . . . . . . . .     $.36     $.43     $.50     $.52     $1.82
   Fully diluted . . . . . . .      .34      .41      .47      .49      1.72

Dividends per common share . .     .125     .125     .125     .135      .510

     1994                        First   Second   Third    Fourth     Total
-----------------------------------------------------------------------------
                                   (in thousands, except per-share amounts)
Net sales. . . . . . . . . . . $104,360 $121,443 $139,554 $151,574  $516,931
Gross profit . . . . . . . . .   31,701   38,528   38,845   44,156   153,230
Income from continuing
   operations. . . . . . . . .    2,068    6,609    4,933    6,009    19,619
Income from discontinued
   operations. . . . . . . . .        0        0    5,462        0     5,462
Net income . . . . . . . . . .    2,068    6,609   10,395    6,009    25,081
Earnings per share:
   Primary:
     Income from continuing
        operations. . . . .    $    .10   $  .40   $  .29  $   .36  $   1.14
      Net Income. . . . . .         .10      .40      .64      .36      1.50
   Fully diluted:
     Income from continuing
        operations. . . . .         .10      .38      .27      .34      1.09
     Net Income . . . . . .         .10      .38      .60      .34      1.41
Dividends per common share . .     .113     .114     .125     .125      .477

     The Company received fees from a licensing agreement between the Company's Astron Division in Europe and Geoyang Development Co., Ltd., in Korea. The fees increased net income by $365,000 or $.02 per share in the first quarter of 1994.

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


                                       1995      1994      1993
                                       ----      ----      ----
                                            (in thousands)
     Research and Development. . .   $ 8,449   $ 7,293   $ 6,708
     Engineering . . . . . . . . .    17,710    14,436    12,416
                                     -------   -------   -------

                                     $26,159   $21,729   $19,124
                                     =======   =======   =======

     Percent of net sales. . . . .      4.2%      4.2%      4.3%
                                        ====      ====      ====

NOTE I - SEGMENT REPORTING


     The Company is engaged in the design, manufacture and sale of products in three segments: Hydraulic Systems, Building Systems and Metal Products and Fluid Purification.

     Operating income represents total revenue less total operating expenses. Identifiable assets are those assets used in the operations of each business segment or geographic area or which are allocated when used jointly. Corporate assets are principally cash and cash equivalents.


-----------------------------------------------------------------------------
INDUSTRY SEGMENTS                                (in thousands)
                                            Building
                                            Systems
                                              And
                                Hydraulic    Metal       Fluid
     1995                        Systems    Products  Purification    Total
-----------------------------------------------------------------------------
Net sales. . . . . . . . . . .  $285,679    $173,458    $162,699    $621,836
Operating income . . . . . . .    25,130      10,205       9,915      45,250
Interest expense . . . . . . .                                         6,912
Other income - net . . . . . .                                         1,604
Income from continuing operations
   before income taxes . . . .                                        39,942
Identifiable assets. . . . . .   192,737      87,317     141,716     421,770
Corporate assets . . . . . . .                                        38,086
Total assets . . . . . . . . .                                       459,856
Depreciation and amortization.     7,757       3,088       8,348      19,193
Capital expenditures . . . . .    28,110       3,599       5,728      37,437

     1994
-----------------------------------------------------------------------------
Net sales. . . . . . . . . . .   $240,830   $132,990    $143,111    $516,931
Operating income . . . . . . .     20,694     10,358       3,777      34,829
Interest expense . . . . . . .                                         4,952
Other expense - net. . . . . .                                         2,074
Income from continuing operations
   before income taxes . . . .                                        27,803
Identifiable assets. . . . . .    168,684     64,898     137,879     371,461
Corporate assets . . . . . . .                                        51,517
Total assets . . . . . . . . .                                       422,978
Depreciation and amortization.      6,549      2,604       8,586      17,739
Capital expenditures . . . . .     16,540      2,696       3,816      23,052

     1993
-----------------------------------------------------------------------------
Net sales. . . . . . . . . . .   $190,170   $127,636    $130,771    $448,577
Operating income . . . . . . .     17,170     10,699      (2,499)     25,370
Interest expense . . . . . . .                                         5,744
Other income - net . . . . . .                                           976
Income from continuing operations
   before income taxes . . . .                                        20,602
Identifiable assets. . . . . .    124,608     59,124     137,895     321,627
Corporate assets . . . . . . .                                        25,708
Total assets . . . . . . . . .                                       347,335
Depreciation and amortization.      6,125      2,455       7,956      16,536
Capital expenditures . . . . .      4,434      1,760       3,241       9,435

     In the following table, data in the column labeled "Europe" pertains to subsidiaries operating within the European Economic Community. Data for all remaining overseas subsidiaries is shown in the column marked "Other."


GEOGRAPHIC AREA                                   (in thousands)

                          United
     1995                 States   Europe    Other  Elimination  Consolidated
-----------------------------------------------------------------------------
Sales to customers. . . $329,426  $208,035  $ 84,375                $621,836
Inter-area sales. . . .   26,320     6,888     1,884  $ 35,092
                        ------------------------------------------------------
Total sales . . . . . .  355,746   214,923    86,259    35,092       621,836
Operating income. . . .   30,800     4,895     9,555                  45,250
Identifiable assets . .  224,984   143,871    52,915                 421,770


     1994
-----------------------------------------------------------------------------
Sales to customers. . . $290,361  $160,658  $ 65,912                $516,931
Inter-area sales. . . .   21,585     4,014     1,517  $ 27,116
                        -----------------------------------------------------
Total sales . . . . . .  311,946   164,672    67,429    27,116       516,931
Operating income. . . .   26,291      (201)    8,739                  34,829
Identifiable assets . .  207,578   115,683    48,200                 371,461


     1993
-----------------------------------------------------------------------------
Sales to customers. . . $242,333  $151,207  $ 55,037                $448,577
Inter-area sales. . . .   17,493     3,165       880  $ 21,538
                        -----------------------------------------------------
Total sales . . . . . .  259,826   154,372    55,917    21,538       448,577
Operating income. . . .   15,352     5,208     4,810                  25,370
Identifiable assets . .  193,036    87,557    41,034                 321,627


     Net assets of foreign subsidiaries at October 31, 1995 and 1994 were $120,163,000 and $108,852,000, respectively, of which net current assets were $69,717,000 and $80,253,000, also respectively.

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

     Foreign currency exchange contracts: The Company utilizes foreign currency exchange contracts to minimize the impact of currency fluctuations on transactions. At October 31, 1995, the Company and its subsidiaries held contracts for $9,478,000 with a fair value of $9,408,000. The fair values of these foreign currency exchange contracts are estimated based on quoted exchange rates at October 31, 1995.

     The carrying amounts and fair values of the Company's financial instruments at October 31, 1995 are as follows:

                                            (in thousands)
                                     Carrying Amount   Fair Value
                                     ---------------   ----------
     Cash and cash equivalents          $ 39,689        $ 39,689
     Short-term debt                      19,725          19,725

     Long-term debt:
        Senior notes                    $ 45,000        $ 47,667
        Industrial revenue loans           3,533           3,596
        Mortgages                          4,973           4,943
        Other                              1,010           1,037

                                        --------        --------
                                          54,516          57,243
        ESOP guarantee                    21,682          22,440

                                        --------        --------
                                        $ 76,198        $ 79,683
                                        ========        ========

     From time to time, the Company makes loans to its foreign subsidiaries denominated in the subsidiaries' functional currencies. Generally, these loans are made when the Company can borrow at lower interest rate spreads than are available to the subsidiary in its local market. Foreign currency forward contracts are used to hedge the Company's receipt of principal and interest due from the loans. The forward contracts are an effective hedge against fluctuations in the value of the foreign currency. Therefore, the contracts have no income statement impact.

NOTE K - ACQUISITIONS

HALL F&D HEAD COMPANY
     Effective January 31, 1995, the Company acquired the assets of Hall F&D Head Company, a producer of medium and large diameter bump and spun metal products, located in Saginaw, Texas. The acquisition was accounted for as a purchase transaction, and therefore, included in the accompanying financial statements since the acquisition date. Pro forma financial results are not provided herein because the impact of sales and net earnings on consolidated amounts is immaterial.


ORSTA HYDRAULIK
     Effective May 3, 1994 (the "acquisition date"), the Company acquired the stock of Sachsenhydraulik Chemnitz GmbH ("SHC") and its wholly owned subsidiary (Hydraulik Rochlitz GmbH), which are known as ORSTA Hydraulik. ORSTA is a manufacturer of hydraulic cylinders, piston and gear pumps and industrial valves. The stock was acquired from the Treuhandanstalt, the regulatory agency of the Federal Republic of Germany responsible for the privatization of the former East German state-owned enterprises. The acquisition has been accounted for as a purchase transaction; therefore, the accounts are included in the accompanying financial statements since the acquisition date. Pro forma financial results are not provided herein since the companies acquired operated in a different environment under the Treuhandanstalt control.

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

                                             (in thousands)
                                             --------------
     Fair value of assets acquired,
        other than cash and cash equivalents    $ 31,836
     Liabilities assumed                         (19,333)
     Deferred credit - operating loss
        indemnification                          (23,643)

                                                --------
     Cash and cash equivalents acquired         $ 11,140
                                                ========

     In addition to the cash acquired at the acquisition date, a balance of
44.1 million Deutsche marks (approximately U.S. $28.5 million) was receivable from the Treuhandanstalt in regard to the original cash contribution during
fiscal 1995 and 1994.   Of the funds provided by the Treuhandanstalt since the
acquisition date, 33.8 million Deutsche marks (approximately U.S. $22.6 million) were consumed by operating losses from May 3, 1994 to October 31, 1995 and 20.8 million Deutsche marks (approximately U.S. $14.5 million) were used to fund the pre-existing capital investment program.


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

     Of the total 59.0 million Deutsche mark cash contribution to be received (as calculated on the measurement date of January 1, 1994), 51.5 million Deutsche marks was designed as an indemnification of estimated operating losses over a period of two years from acquisition. The amount of operating loss indemnification available to the Company was adjusted for cash consumed by the ORSTA operations between the measurement date and the acquisition date. The operating loss indemnification is being amortized based on estimated operating results of the ORSTA Hydraulik operations as determined on May 3, 1994. The quarterly amortization value will remain unchanged as actual results are reported and will be translated from Deutsche marks into U.S. dollars at the average exchange rate for the period. The deferred credit on the balance sheet is translated at end-of-period rate.

     Negative Goodwill Amortization:

Fiscal Quarters               Deutsche Marks  U.S. Dollars
---------------               --------------  ------------
                                     (in thousands)
Amounts Amortized
-----------------
FISCAL 1994
   Third quarter, 1994        DM   3,297        $  2,044
   Fourth quarter, 1994            7,015           4,422
                                 -------        --------
      TOTAL FISCAL 1994       DM  10,312        $  6,466

FISCAL 1995
   First quarter, 1995        DM   6,855        $  4,419
   Second quarter, 1995            6,500           4,470
   Third quarter, 1995             5,410           3,879
   Fourth quarter, 1995            4,745           3,327
                                 -------        --------
      TOTAL FISCAL 1995       DM  23,510        $ 16,095
                              ----------        --------
      TOTAL AMORTIZED         DM  33,822        $ 22,561
                              ==========        ========


Remainder (Balance Sheet)
-------------------------
FISCAL 1996
   First quarter, 1996        DM   3,745        $  2,662
   Second quarter, 1996            1,504           1,069
                              ----------        --------
      TOTAL                   DM   5,249        $  3,731
                              ==========        ========


     ORSTA Hydraulik income statement for the twelve months ended October 31, 1995 and the six months ended October 31, 1994 follows:

                                            Twelve       Six
                                            Months      Months
                                            Ended        Ended
                                             1995        1994
                                            ------      ------
                                              (in thousands)
        Sales                              $ 35,846    $ 15,292
        Cost of products sold                41,918      16,708
        Less:  negative goodwill            (16,095)     (6,466)

                                           ---------   ---------
           Total cost of products sold       25,823      10,242

                                           ---------   ---------
        Gross profit                         10,023       5,050
        Selling, administrative and
           general expense                   12,234       4,910

                                           ---------   ---------
        Operating (loss) profit            $ (2,211)   $    140
                                           =========   =========

NOTE L - PREFERRED STOCK


     During fiscal 1990, the Company designated two separate series of preferred shares as follows:

Series A Participating Preferred Shares
---------------------------------------

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

Series B ESOP Convertible Preferred Stock
-----------------------------------------

     On February 14, 1990, the Company established two newly-formed leveraged employee stock ownership plans (the ESOPs) and sold to the ESOPs 1,074,107 shares of a newly created cumulative ESOP Convertible Preferred Stock Series B (the Series B) for a total of $24,973,000. The ESOPs currently cover most domestic salaried employees and certain domestic hourly employees. The remaining Series B shares are convertible into 1,301,082 shares of common stock at any time (1.235 shares of common stock for each Series B share), subject to anti-dilution adjustments. The Series B shares are entitled to one and one-half votes per share and will vote together with the common stock as a single class. The Series B shares are held by a trustee which votes the allocated shares as directed by Plan participants. Unallocated shares held by the trustee are voted in the same proportion as are the allocated shares. Annual dividends are $1.97625 per share. The ESOPs have borrowed to purchase the Series B shares, and the Company guaranteed the repayment of the remaining outstanding balance of that loan.

     The Company paid to the ESOPs $2,084,000 in 1995 ($2,097,000 in 1994 and $2,109,000 in 1993) in preferred stock dividends and accrued or paid an additional $1,787,000 in 1995 ($1,310,000 in 1994 and $1,036,000 in 1993) in
Company match of employees' contributions to the plan and to cover amounts sufficient to meet the debt service. These expenses were determined on the shares allocated method. In turn, the ESOPs made debt service payments of $2,364,000 in 1995, $2,366,000 in 1994, and $1,841,000 in 1993, primarily for interest charges.

Report of Ernst & Young LLP, Independent Auditors



Shareholders and Board of Directors
Commercial Intertech Corp.
Youngstown, Ohio

We have audited the accompanying consolidated balance sheets of Commercial Intertech Corp. and subsidiaries as of October 31, 1995 and 1994, and the related statements of consolidated income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commercial Intertech Corp. and subsidiaries at October 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        /s/Ernst & Young LLP

Cleveland, Ohio
December 8, 1995

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.

                N/A


                                   PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Regarding the directors of the Registrant, reference is made to the information set forth under the caption "Election of Directors" in the company's definitive Proxy Statement filed January, 1996, which information is incorporated by reference herein.

    The principal executive officers of the Company and their recent business experience are as follows:

       Name                      Office Held                      Age
       ----                      -----------                      ---
Paul J. Powers. . . . . . . Chairman of the Board of the          60
                                Board of Directors, President
                                and Chief Executive Officer

Hubert Jacobs van Merlen. . Senior Vice President and Chief       41
                               Financial Officer

Bruce C. Wheatley . . . . . Senior Vice President-Administration  54

Mark G. Kachur. . . . . . . Senior Vice President-Fluid           52
                               Purification

Robert A. Calcagni. . . . . Group Vice President-Building         55
                               Systems and Metal Products

John Gilchrist. . . . . . . Group Vice President-Hydraulic        50
                               Systems

William G. Welker . . . . . Group Vice President                  65

William W. Cushwa . . . . . Vice President - Planning,            58
                               Assistant Treasurer & Director

Gilbert M. Manchester . . . Vice President and General Counsel    51

Steven J. Hewitt . . . . .  Controller                            46

    None of the officers are related and they are elected from year to year or until their successors are duly elected and qualified.

    All of the Executive Officers have been continuously employed by the Company for more than five years except Mr. Mark Kachur and Mr. Bruce Wheatley.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          (Continued)

    Mr. Kachur became an employee of Commercial Intertech Corp. in April of 1994. Before joining Commercial, Mr. Kachur's experience includes: President of Biotage, Inc., a biotechnology company engaged in high and low-pressure chromatography and Group Vice President of Pall Corporation.

    Mr. Wheatley became an employee of Commercial Intertech Corp. in July of 1992. Before joining Commercial, Mr. Wheatley's experience includes, Senior Vice President of Marketing and Public Affairs of The PIE Mutual Insurance Company and President of Dix & Eaton/Public Relations.

ITEM 11.  EXECUTIVE COMPENSATION

    Reference is made to the information set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement filed January 18, 1996, which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

    Reference is made to the information contained under the captions "Security Ownership of Board of Directors and named Executives" and "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement filed January 18, 1996, which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to the information contained under the caption "Compensation of Directors" in the Company's definitive Proxy Statement filed January 18, 1996, which information is incorporated herein by reference.

                              Part IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.

           (A)  DOCUMENTS FILED AS PART OF THIS REPORT:

           (1) The following consolidated financial statements of Commercial Intertech Corp. and Subsidiaries are included in Item 8:

                                                         Page Number
                                                        In This Report
                                                        --------------
           Statement of Consolidated Income - Years
             ended October 31, 1995, 1994 and 1993. .         26
           Consolidated Balance sheets as of
             October 31, 1995 and 1994. . . . . . . .        27-28
           Statements of Consolidated Shareholders'
             Equity - Years ended October 31, 1995,
             1994, and 1993 . . . . . . . . . . . . .         29
           Statements of Consolidated Cash Flows -
             Years ended October 31, 1995, 1994,
             and 1993 . . . . . . . . . . . . . . . .         30
           Notes to Consolidated Financial Statements        31-57
           Report of Independent Auditors. . . . . . . .      58


           (2) The following consolidated financial statement schedules of Commercial Intertech Corp. and Subsidiaries are included in Item 14(d):

           Schedule II Valuation and Qualifying
             Accounts . . . . . . . . . . . . .. . . . .     S-1

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

PART IV (Continued)
ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
          (Continued)

     (3)  Exhibits

          3 -- Articles of Incorporation Filed as of April 17, 1992
               (Incorporated by reference to Exhibit I to the Company's Annual Report on Form 10-K for the year ended October 31, 1992)

         10 -- Material Contracts

               Exhibits

               (5)  Severance Compensation and Consulting Agreement
                    - Paul J. Powers dated February 15, 1988
               (10) Severance Compensation Agreement
                    - William G. Welker dated April 26, 1989
               (12) Severance Compensation Agreement
                    - William W. Cushwa dated September 28, 1989
               (13) Severance Compensation Agreement
                    - Steven J. Hewitt dated September 28, 1989
               (14) Severance Compensation Agreement
                    - Robert A. Calcagni dated September 28, 1989
               (15) Severance Compensation Agreement
                    - John Gilchrist dated June 25, 1992
               (16) Severance Compensation Agreement
                    - Gilbert M. Manchester dated September 28, 1989
               (17) Severance Compensation Agreement
                    - Bruce C. Wheatley dated July 20, 1992
               (18) Employment Agreement - Paul J. Powers
                      dated July 27, 1994

               Exhibits 5, 10 and 12-18 for "Material Contracts" are incorporated by reference to exhibits filed with Form 10-K for the following years:

                  Exhibits                    Year Filed
                  --------                    ----------
                     5                      October 31, 1988
                    10                      October 31, 1989
                    12 and 13               October 31, 1990
                    14 and 15               October 31, 1992
                    16 and 17               October 31, 1993
                    18                      October 31, 1994

PART IV - (Continued)

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
          (Continued)

          Additional information relating to management contracts and renumerative plans is contained in Note D - Stock Options and Awards of the Notes to Consolidated Financial
          Statements on page 39.


          11 -- Statement re: Computation of Per Share Earnings

          22 -- Subsidiaries of The Registrant

          23 -- Consent of Independent Auditors

          27 -- Financial Data Schedule

    (B) There were no reports on Form 8-K for the quarter ended October 31, 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Commercial Intertech Corp.

Dated:  January 24, 1996


----------------------------------   ---------------------------------
Paul J. Powers                       Hubert Jacobs van Merlen
Chairman of the Board of             Senior Vice President and
Directors, President and             Principal Financial Officer
Principal Executive Officer


----------------------------------
Steven J. Hewitt
Controller

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above.

           Name                 Title                Date
           ----                 -----                ----
Charles B. Cushwa III      Director               January 24, 1996


William W. Cushwa          Director               January 24, 1996


John M. Galvin             Director               January 24, 1996


Richard J. Hill            Director               January 24, 1996


Neil D. Humphrey           Director               January 24, 1996


Gerald C. McDonough        Director               January 24, 1996


C. Edward Midgley          Director               January 24, 1996


John Nelson                Director               January 24, 1996


George M. Smart            Director               January 24, 1996


Don E. Tucker              Director               January 24, 1996

                                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                     COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES

                                     YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993



                            COLUMN A         COLUMN B           COLUMN C                 COLUMN D         COLUMN E
----------------------------------------------------------------------------------------------------------------------
                                                                ADDITIONS
----------------------------------------------------------------------------------------------------------------------
                                                                        CHARGED TO
                                             Balance at    Charged to    Other                            Balance at
                                             Beginning     Costs and    Accounts-        Deductions       End of
                                             of Period     Expenses     Describe                          Period
----------------------------------------------------------------------------------------------------------------------
                            Description

     Year ended October 31, 1995
       Deducted from asset accounts:
        Allowance for doubtful accounts
          receivable                       $ 2,889,576    $1,388,761              0      $  835,942 (A)    $ 3,442,935
                                           ============   ===========  =============     ===========       ============

       Valuation allowance for deferred
           income tax assets               $58,587,000    $        0    $12,983,000 (D)  $4,701,000 (C)    $66,869,000
                                           ============   ===========  =============     ===========       ============

     Year ended October 31, 1994
       Deducted from asset accounts:
        Allowance for doubtful accounts
          receivable                       $ 1,764,726    $  990,026   $ 2,384,000 (B)   $2,249,176 (A)    $ 2,889,576
                                           ============   ===========  ============      ===========       ============

        Valuation allowance for deferred                               $ 9,129,000 (D)
          income tax assets                $ 4,210,000    $        0   $47,340,000 (B)   $2,092,000 (C)    $58,587,000
                                           ============   ===========  ============      ===========       ============

     Year ended October 31, 1993
     Deducted from asset accounts:
       Allowance for doubtful accounts
         receivable                        $ 1,611,566    $  581,798   $         0       $  428,638 (A)    $ 1,764,726
                                           ============   ===========  ============      ===========       ============

       Valuation allowance for deferred
         income tax assets                 $ 2,570,000    $        0   $ 1,640,000 (D)   $        0        $ 4,210,000
                                           ============   ===========  ============      ===========       ============



     (A) Uncollectible accounts written off.
     (B) Represents beginning balance acquired with the ORSTA Hydraulik acquisition.
     (C) Net operating loss carryforwards utilized or expired.
     (D) Increase in net operating loss carryforwards for the year.