Form 10-Q
period 1995-12-31
COMMERCIAL INTERTECH CORP
filed 1996-03-11
CIK 22470

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


       For period ended January 31, 1996    Commission file number 0-588
                        ----------------                           -----


                         COMMERCIAL INTERTECH CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Ohio                                  34-0159880
        ------------------------------              -------------------
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)              Identification No.)

          1775 Logan Avenue, Youngstown, Ohio               44501-0239
         ---------------------------------------            ----------
         (Address of principal executive offices)           (Zip Code)

                                 (216) 746-8011
-------------------------------------------------------------------------------
               Registrant's telephone number, including area code


                                 Not Applicable
-------------------------------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report.


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

   Common Stock, $1 Par Value--15,483,452 shares as of March 1, 1996
                               ----------

--------------------------------------------------------------------------------

                                     INDEX

                           COMMERCIAL INTERTECH CORP.


Part I. Financial Information


Item 1. Financial Statements (Unaudited)

     Consolidated condensed balance sheets - January 31, 1996 and October 31,
     1995

     Consolidated condensed statements of income - Three months ended January 31, 1996 and 1995

     Statements of consolidated cash flows - Three months ended January 31, 1996 and 1995

     Notes to consolidated condensed financial statements - January 31, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations





Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K



Signatures

                        PART I.  FINANCIAL INFORMATION
                          COMMERCIAL INTERTECH CORP.
                               AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

(Thousands of dollars)                              January 31, October 31,
                                                       1996        1995
                                                    -----------------------
ASSETS
------
   CURRENT ASSETS:
      Cash and cash equivalents . . . . . . . . . .  $ 28,675    $ 39,689
      Accounts receivable, less allowance
         (1996-$3,288,000;  1995-$3,442,000). . . .   104,421     114,921
      Inventories . . . . . . . . . . . . . . . . .    72,744      73,482
      Deferred income tax benefits. . . . . . . . .    15,968      17,405
      Prepaid expenses. . . . . . . . . . . . . . .     7,951       7,523
                                                     --------    --------
                               TOTAL CURRENT ASSETS   229,759     253,020

   PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . .   279,760     280,436
      Less allowance for depreciation . . . . . . .   132,628     137,710
                                                     --------    --------
                                                      142,132     142,726
   NONCURRENT ASSETS:
      Intangible assets . . . . . . . . . . . . . .    22,902      23,761
      Pension assets. . . . . . . . . . . . . . . .    35,956      35,742
      Other assets. . . . . . . . . . . . . . . . .     4,027       4,607
                                                     --------    --------
                            TOTAL NONCURRENT ASSETS    62,885      64,110
                                                     --------    --------
                                       TOTAL ASSETS  $434,776    $459,856
                                                     ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
   CURRENT LIABILITIES:
      Bank loans. . . . . . . . . . . . . . . . . .  $ 24,924    $ 19,725
      Accounts and notes payable. . . . . . . . . .   105,837     126,229
      Accrued income taxes. . . . . . . . . . . . .     3,850       6,163
      Dividends payable . . . . . . . . . . . . . .     2,666       2,788
      Current portion of long-term debt . . . . . .     1,588       2,269
                                                     --------    --------
                          TOTAL CURRENT LIABILITIES   138,865     157,174

   NONCURRENT LIABILITIES:
      Long-term debt. . . . . . . . . . . . . . . .    71,262      73,929
      Deferred income taxes . . . . . . . . . . . .    17,859      18,179
      Postretirement benefits . . . . . . . . . . .    23,800      23,711
      Deferred credit . . . . . . . . . . . . . . .     1,010       3,731
                                                     --------    --------
                       TOTAL NONCURRENT LIABILITIES   113,931     119,550

   SHAREHOLDERS' EQUITY:
      Preferred stock, no par value:
         Authorized:  10,000,000 shares
         Series A participating preferred shares. .         0           0
         Series B ESOP convertible preferred shares
            Issued:  1996 - 1,052,270 shares
                     1995 - 1,053,508 shares. . . .    24,465      24,494
      Common stock, $1 par value:
         Authorized:  30,000,000 shares
         Issued:  1996 - 15,460,823 shares (excluding
            189,717 in treasury); 1995 - 15,439,514
            shares (excluding 149,043 in treasury). .  15,461      15,440
      Capital surplus . . . . . . . . . . . . . . .    38,521      38,396
      Retained earnings . . . . . . . . . . . . . .   115,754     112,907
      Deferred compensation . . . . . . . . . . . .   (17,594)    (18,851)
      Translation adjustment. . . . . . . . . . . .     5,373      10,746
                                                     --------    --------
                                                      181,980     183,132
                                                     --------    --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $ 434,776    $459,856
                                                    =========    ========

                 COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED
                             STATEMENTS OF INCOME



                                                    THREE
                                                 MONTHS ENDED
(Thousands of dollars)                            January 31,
                                                ---------------
                                                1996       1995
                                                ----       ----
Net sales. . . . . . . . . . . . . .          $147,966   $135,307
Less costs and expenses:
   Cost of products sold . . . . . .           105,355     93,846
   Selling, administrative and
      general expense. . . . . . . .            34,887     31,811
                                              --------   --------
                                               140,242    125,657
                                              --------   --------
Operating income . . . . . . . . . .             7,724      9,650

Nonoperating income (expense):
   Interest income . . . . . . . . .               327        475
   Interest expense. . . . . . . . .            (1,459)    (1,615)
   Other . . . . . . . . . . . . . .               460       (344)
                                              --------   --------
                                                  (672)    (1,484)
                                              --------   --------
Income before income taxes . . . . .             7,052      8,166

Income taxes . . . . . . . . . . . .             1,799      2,046

                                              --------   --------
Net income . . . . . . . . . . . . .          $  5,253   $  6,120
                                              ========   ========

Preferred stock dividend . . . . . .               521        522
                                              --------   --------

Net income applicable to common
   stock . . . . . . . . . . . . . .          $  4,732   $  5,598
                                              ========   ========


Earnings per share of common stock:
   Net income
      Primary. . . . . . . . . . . .              $.30       $.36
      Fully diluted. . . . . . . . .               .29        .34


   Cash dividends declared . . . . .             $.135      $.125



                COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                          THREE MONTHS ENDED
(Thousands of dollars)                                       January 31,
                                                          ------------------
                                                             1996      1995
                                                             ----      ----
OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . . . . .   $ 5,253   $ 6,120
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for depreciation and amortization . .     4,868     4,391
         Amortization of deferred credit . . . . . . . .    (2,617)   (4,405)
         Postretirement benefit. . . . . . . . . . . . .       318       258
         Pension plan credits. . . . . . . . . . . . . .      (342)     (395)
         Change in deferred income taxes . . . . . . . .     1,188      (160)
         Change in current assets and liabilities:
            Decrease in accounts receivable. . . . . . .     7,386       860
            (Increase) in inventories. . . . . . . . . .    (1,260)   (3,469)
            (Increase) decrease in prepaid expenses and
               other current assets. . . . . . . . . . .      (715)   (1,240)
            (Decrease) in accounts payable and
               accrued expenses. . . . . . . . . . . . .   (13,787)  (11,774)
            (Decrease) in accrued income taxes . . . . .    (2,101)     (836)
                                                           -------   -------
   Net cash (used) by operating activities . . . . . . .    (1,809)  (10,650)

INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets. . . . . . . . . .       567        84
   Business acquisition. . . . . . . . . . . . . . . . .         0      (886)
   Grant subsidies received. . . . . . . . . . . . . . .         0     6,967
   Investment in intangibles . . . . . . . . . . . . . .         0       (44)
   Capital expenditures. . . . . . . . . . . . . . . . .    (6,803)   (6,483)
                                                           -------   -------
   Net cash (used) by investing activities . . . . . . .    (6,236)     (362)

FINANCING ACTIVITIES:
   Proceeds from long-term debts . . . . . . . . . . . .         0         0
   Principal payments on long-term debts . . . . . . . .    (3,116)   (1,276)
   Net borrowings under bank loan agreements . . . . . .     5,828     1,537
   Proceeds from reserve contracts . . . . . . . . . . .       290       419
   Conversion of other assets. . . . . . . . . . . . . .      (615)      203
   Dividends paid. . . . . . . . . . . . . . . . . . . .    (2,670)   (2,410)
                                                           -------   -------
Net cash (used) by financing activities. . . . . . . . .      (283)   (1,527)

Effect of exchange rate changes on cash. . . . . . . . .    (2,686)     (971)
                                                           -------   -------
Net (decrease) in cash and cash equivalents. . . . . . .   (11,014)  (13,510)

Cash and cash equivalents at beginning of period . . . .    39,689    52,666
                                                           -------   -------
Cash and cash equivalents at end of period . . . . . . .   $28,675   $39,156
                                                           =======   =======
   Cash paid during the period for:
      Interest . . . . . . . . . . . . . . . . . . . . .   $   554   $   694
      Income taxes . . . . . . . . . . . . . . . . . . .     2,712     3,042

COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

January 31, 1996


Note A - Basis of Presentation
------------------------------

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 1996 are not necessarily indicative of the results that may be expected for the year ended October 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial Intertech Corp. and Subsidiaries' annual report on Form 10-K for the year ended October 31, 1995.

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

Note C - Inventories
--------------------
     Inventories consisted of the following:

                                January 31,   October 31,
                                   1996          1995
                                 --------     -----------
            Raw materials        $20,018        $17,982
            Work-in-process       32,814         34,461
            Finished goods        19,912         21,039

                                 -------        -------
                                 $72,744        $73,482
                                 =======        =======



Note D - Segment Reporting

         The Company is engaged in the design, manufacture and sale of products in three segments:

                                          THREE MONTHS ENDED
                                              JANUARY 31,
                                           1996          1995
                                          ------        ------

(THOUSANDS OF DOLLARS)
HYDRAULIC SYSTEMS
     Net sales                           $ 66,549     $ 66,649
     Operating income                       4,284        7,429


BUILDING SYSTEMS AND
  METAL PRODUCTS
     Net sales                           $ 40,413     $ 30,945
     Operating income                       1,117           60


FLUID PURIFICATION
     Net sales                           $ 41,004     $ 37,713
     Operating income                       2,323        2,161


TOTAL COMPANY
     Net sales                           $147,966     $135,307
     Operating income                       7,724        9,650
     Percent to sales                        5.2%         7.1%

Note E - Acquisitions
---------------------

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
                                                ========


     In addition to the cash acquired at the acquisition date,
a balance of 44.1 million Deutsche marks (approximately U.S.
$28.5 million) was receivable from the Treuhandanstalt in regard to the
original cash contribution during fiscal 1995 and 1994.   Of the funds provided
by the Treuhandanstalt since the acquisition date, 37.6 million Deutsche marks (approximately U.S. $25.2 million) were consumed by operating losses from May 3, 1994 to January 31, 1996 and 23.1 million Deutsche marks (approximately U.S. $16.0 million) were used to fund the pre-existing capital investment program.

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

Negative Goodwill Amortization:

   Fiscal Quarters           Deutsche Marks  U.S. Dollars
   ---------------           --------------  ------------
                                    (in thousands)
Amounts Amortized
-----------------
FISCAL 1994
   Third quarter, 1994        DM   3,297        $  2,044
   Fourth quarter, 1994            7,015           4,422
                              ----------        --------
       TOTAL FISCAL 1994      DM  10,312        $  6,466

FISCAL 1995
   First  quarter, 1995       DM   6,855        $  4,419
   Second Quarter, 1995            6,500           4,470
   Third quarter, 1995             5,410           3,879
   Fourth quarter, 1995            4,745           3,327
                              ----------        --------
       TOTAL FISCAL 1995      DM  23,510        $ 16,095

FISCAL 1996
   First quarter, 1996        DM   3,745        $  2,617
                              ----------        --------

       TOTAL AMORTIZED        DM  37,567        $ 25,178
                              ==========        ========


Remainder (Balance Sheet)
FISCAL 1996
   Second quarter, 1996       DM   1,504        $  1,010
                              ==========        ========


     ORSTA Hydraulik income statement for the three months ended January 31, 1996 and the three months ended January 31, 1996 follows:

                                             Three Months Ended
                                                 January 31,
                                              1996        1995
                                             ------      ------
                                              (in thousands)
        Sales                              $  9,302    $  7,926
        Cost of products sold                 9,846       9,440
        Less:  negative goodwill             (2,617)     (4,419)
                                           --------    --------
           Total cost of products sold        7,229       5,021
                                           --------    --------
        Gross profit                          2,073       2,905
        Selling, administrative and
           general expense                    2,169       2,656
                                           --------    --------
        Operating (loss) profit            $    (96)   $    249
                                           ========    ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



First Quarter 1996 Compared To First Quarter 1995
-------------------------------------------------

         Record first quarter revenues were realized by the Company, the fifth highest quarterly sales reported by the Corporation. Consolidated net revenues of $147,966,000 during the first three months of fiscal 1996 were $12,659,000 or 9 percent higher than the same period last year. Despite this performance, net income of $5,253,000 was $867,000 or 14 percent lower than the record first quarter performance reported by the Company twelve months ago.

         Record first quarter revenues from operations in the United States of $78,890,000 were $1,779,000 or 2 percent higher than last year as revenue gains were realized in the Construction Machinery and Equipment, Specialized Industrial Components and Filtration Products market segments served by the Company. These gains were significantly offset by erosion in the Mining and Transportation market segments. The domestic Metal Products group realized a 12 percent gain in revenues over the same period last year, reporting record first quarter sales. The Fluid Purification group recorded a 7 percent gain in revenues over the same period last year, reporting its highest first quarter sales since fiscal 1989. Meanwhile, the Hydraulic Systems group reported a 2 percent decline in sales generated in the United States compared to the first three months of fiscal 1995, when it reported record first quarter shipments. Revenues reported by foreign operations in the current quarter of $69,076,000 were $10,880,000 or 19 percent higher than the same period last year. Double-digit percentage gains were realized by both the Astron Building Systems Division and the foreign units of the Fluid Purification group, with both units reporting record first quarter sales volumes. Astron's 43 percent increase in revenues over the same period last year resulted in the sixth highest quarterly sales in its history. Meanwhile, the Hydraulic Systems group reported a 5 percent increase in revenues over the same period last year. Adjusted for fluctuating currency exchange rates and due to a weaker U.S. dollar, foreign revenues would have been $2,526,000 or 4 percent lower at last year's average exchange rates. On a parity adjusted basis, significant year-over-year gains realized by Mobile, Heavy Construction and Buildings and Filtration Products market segments were partially offset by softening markets in the Construction Machinery and Equipment and Specialized Industrial Components segments.

         Consolidated gross profit of $42,611,000 was $1,150,000 or 3 percent higher than the same period last year on the strength of increased sales volume. Gross profit margins decreased almost two percentage points. Expenses incurred to develop, engineer and market new products, along with the disruptive effects of relocating two operations in the United States and Germany into new facilities adversely impacted profit margins.

         Included in cost of sales for 1994 were nonrecurring charges of $4.2 million for the separation of employees, closure of facilities, writedown of unrecoverable fixed assets and other incremental costs necessary to complete this consolidation effort. No additional charges have been recorded since October 31, 1994. As of January 31, 1996 the cash consumed thus far totals $2.5 million, while the remaining accrued liability amounts to $1.2 million.

         Selling and administrative expenses of $34,887,000 were $3,076,000 or 10 percent higher than the same period last year. Adjusted for changes in foreign currency exchange rates, operating expenses were 7 percent higher than the same period last year. Late last year, the Company initiated an aggressive program to broaden market penetration in all its product lines. Considerable expense incurred by the Company associated with the establishment of sales and engineering capability is expected to position the Corporation for future growth in an emerging global market.

         Operating income during the current period of $7,724,000 was $1,926,000 or 20 percent lower than the first three months of fiscal 1995. The Metal Products and Fluid Purification groups realized year-over-year gains in operating results, with Metal Products operations in the United States reporting record first quarter earnings. Meanwhile, both domestic and foreign operations in the Hydraulic Systems group recorded lower operating profits, due principally to reduced sales volumes and the impact of relocating two cylinder operations into modern manufacturing facilities.

         During the first three months of fiscal 1996, nonoperating expenses of $672,000 were $812,000 or 55 percent lower than last year, due principally to the reduction of foreign currency losses realized as a result of fluctuating exchange rates and gains realized on the disposal of assets in Europe as part of a continuing reorganization by the Company. During the first quarter of the current fiscal period, interest expense of $1,459,000 was $156,000 lower than the first three months of fiscal 1995 and interest income of $327,000 was $148,000 lower than last year, as the Corporation experienced a general decrease in short-term borrowings and falling interest rates over the past year.

         The Company's effective income tax rate of 26 percent during the first quarter of the current period remains relatively unchanged from last year, with the continued utilization of tax loss carryforwards awarded with the ORSTA acquisition in fiscal 1994 and the favorable tax impact of reserve contracts in the United States.


FINANCIAL CONDITION
-------------------

         Cash and cash equivalents decreased $11,014,000 during the first quarter of fiscal 1996. Operating performance netted cash used by operating activities of $1,809,000 compared to $10,650,000 last year. Cash used by investing activities of $6,236,000, compared to $362,000 in fiscal 1995, was higher due to the receipt of $6,967,000 last year from the German government as part of a planned capital expenditure program. Overall, capital expenditures of $6,803,000 during the current period were $320,000 or 5 percent higher than the first quarter of fiscal 1995. The Company continues to diligently monitor its capital spending requirements in light of current market trends and economic conditions.

         Internal cash flows are expected to continue to be sufficient to provide the necessary resources to support operating requirements and to finance capital expenditure programs. Supplemental borrowings against existing credit facilities will also be utilized as needed to finance the capitalization programs.

         Net trade customer orders received of $160,661,000 during the first three months of the current fiscal period were 2 percent higher than the same period last year, adjusted for foreign currency exchange differences, and 3 percent higher than bookings during the fourth quarter of fiscal 1995, parity adjusted. Current period orders received by the Fluid Purification group in the United States were 9 percent higher than the first quarter of last year, while domestic Hydraulic Systems group bookings remained relatively the same and United States Metal Products group net orders received were 3 percent lower than last year. Net trade bookings received overseas were slightly higher than last year, adjusted for parity differences. While the foreign Hydraulic Systems and Fluid Purification groups both reported double-digit percentage gains in orders received, Astron Division orders in Europe were down 15 percent from last year, all adjusted for fluctuations in foreign currencies.

         Despite record first quarter shipments generated in the current fiscal period, trade bookings received outpaced revenues on a consolidated basis. Worldwide backlog of $176,978,000 is at its highest level in four months. The amount of uncompleted orders is 7 percent higher than the balance at the end of fiscal 1995 and 3 percent higher than the ending order backlog 12 months ago, both adjusted for foreign currency exchange rate differences.

         A general slowing is appearing in those industries served by the Corporation, due principally to slackening of demand in the domestic housing and durable goods product segments and the near-term uncertainty of certain economic indicators in Europe and Japan. However, a strong customer ending order backlog, along with new market and application development in the current fiscal year and manufacturing enhancements due to capitalization and restructuring, are major factors in the optimism that the Company will surpass the records established in fiscal 1995.

                         PART II.   OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

(a)  Exhibit 11 - Computation of per share earnings
     (in thousands, except per share data)

                                                  Three Months Ended
                                                  ------------------
                                                      January 31,
                                                  ------------------
                                                    1996      1995
                                                    ----      ----
Primary
-------
  Average shares outstanding. . . . . . . . . .    15,444    15,255
  Net effect of dilutive stock options -
     based on the treasury stock method
     using average market price . . . . . . . .       160       200
                                                   ------    ------
                                  Total . . . .    15,604    15,455
                                                  =======   =======

  Net income. . . . . . . . . . . . . . . . . .   $ 5,253   $ 6,120
  Preferred stock dividends and adjustments . .      (521)     (522)
                                                   ------    ------
  Income applicable to common stock . . . . . .   $ 4,732   $ 5,598
                                                  =======   =======
  Per share amount. . . . . . . . . . . . . . .     $0.30     $0.36
                                                  =======   =======



Fully Diluted
-------------
  Average shares outstanding. . . . . . . . . .    15,444    15,255
  Net effect of dilutive stock options -
     based on the treasury stock method
     using the period end price, if higher
     than average market price. . . . . . . . .       170       219
  Common share equivalents:
     Series B Preferred . . . . . . . . . . . .     1,301     1,306
                                                   ------    ------
                                  Total . . . .    16,915    16,780
                                                  =======   =======



  Net income. . . . . . . . . . . . . . . . . .   $ 5,253   $ 6,120
  Preferred stock (Series B) dividends
     rate adjustment. . . . . . . . . . . . . .      (345)     (359)
                                                   ------    ------
  Income applicable to common stock . . . . . .   $ 4,908   $ 5,761
                                                  =======   =======

  Per share amount. . . . . . . . . . . . . . .   $  0.29   $  0.34
                                                  =======   =======


Exhibit 27 - Financial Data Schedule



(b)  Reports On Form 8-K


No reports were filed on Form 8-K during the quarter for which this report is filed.

                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              COMMERCIAL INTERTECH CORP.



Date  March 7, 1996           By /s/Hubert Jacobs van Merlen
                                -----------------------------
                                 Hubert Jacobs van Merlen
                                Senior Vice President and
                                Chief Financial Officer