Form 10-Q
period 1996-04-30
COMMERCIAL INTERTECH CORP
filed 1996-06-12
CIK 22470

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For period ended April 30, 1996      Commission file number 0-588
                 --------------                             -----


                          COMMERCIAL INTERTECH CORP.
- ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Ohio                                  34-0159880
- ----------------------------------   ---------------------------------------
   (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)              Identification No.)

    1775 Logan Avenue, Youngstown, Ohio               44501-0239
- -------------------------------------------   ------------------------------
   (Address of principal executive offices)           (Zip Code)

                                (330) 746-8011
- ----------------------------------------------------------------------------
              Registrant's telephone number, including area code


                                Not Applicable
- ----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


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

Common Stock, $1 Par Value--15,497,367 shares as of June 1, 1996
                            ----------

- -----------------------------------------------------------------------------

                                     INDEX

                           COMMERCIAL INTERTECH CORP.


Part I. Financial Information


Item 1. Financial Statements (Unaudited)

     Consolidated condensed balance sheets - April 30, 1996 and
     October 31, 1995

     Consolidated condensed statements of income - Six months ended April 30, 1996 and 1995; and three months ended April 30, 1996 and 1995

     Statements of consolidated cash flows - Six months ended
     April 30, 1996 and 1995

     Notes to consolidated condensed financial statements -
     April 30, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations





Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K



Signatures

                         PART I.  FINANCIAL INFORMATION
                  COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

(Thousands of dollars)                               April 30,  October 31,
                                                       1996        1995
                                                    -----------------------
ASSETS
- ------
   CURRENT ASSETS:
      Cash and cash equivalents . . . . . . . . . .  $ 26,989    $ 39,689
      Accounts receivable, less allowance
         (1996-$2,998,000;  1995-$3,442,000). . . .   105,879     114,921
      Inventories . . . . . . . . . . . . . . . . .    71,086      73,482
      Deferred income tax benefits. . . . . . . . .    16,937      17,405
      Prepaid expenses. . . . . . . . . . . . . . .     7,317       7,523
                                                     ---------   ---------
                               TOTAL CURRENT ASSETS   228,208     253,020

   PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . .   283,079     280,436
      Less allowance for depreciation . . . . . . .   141,113     137,710
                                                     ---------   ---------
                                                      141,966     142,726
   NONCURRENT ASSETS:
      Intangible assets . . . . . . . . . . . . . .    22,372      23,761
      Pension assets. . . . . . . . . . . . . . . .    36,535      35,742
      Other assets. . . . . . . . . . . . . . . . .     3,107       4,607
                                                     ---------   ---------
                            TOTAL NONCURRENT ASSETS    62,014      64,110
                                                     ---------   ---------
                                       TOTAL ASSETS  $432,188    $459,856
                                                     =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
   CURRENT LIABILITIES:
      Bank loans. . . . . . . . . . . . . . . . . .  $ 15,829    $ 19,725
      Accounts and notes payable. . . . . . . . . .   105,292     126,229
      Accrued income taxes. . . . . . . . . . . . .     7,389       6,163
      Dividends payable . . . . . . . . . . . . . .     2,677       2,788
      Current portion of long-term debt . . . . . .     9,104       2,269
                                                     ---------   ---------
                          TOTAL CURRENT LIABILITIES   140,291     157,174

   NONCURRENT LIABILITIES:
      Long-term debt. . . . . . . . . . . . . . . .    63,299      73,929
      Deferred income taxes . . . . . . . . . . . .    18,107      18,179
      Postretirement benefits . . . . . . . . . . .    23,881      23,711
      Deferred credit . . . . . . . . . . . . . . .         0       3,731
                                                     ---------   ---------
                       TOTAL NONCURRENT LIABILITIES   105,287     119,550

   SHAREHOLDERS' EQUITY:
      Preferred stock, no par value:
         Authorized:  10,000,000 shares
         Series A participating preferred shares. .         0           0
         Series B ESOP convertible preferred shares
            Issued:  1996 - 1,039,657 shares
                     1995 - 1,053,508 shares. . . .    24,172      24,494
      Common stock, $1 par value:
         Authorized:  30,000,000 shares
         Issued:  1996 - 15,489,563 shares (excluding
            177,297 in treasury); 1995 - 15,439,514
            shares (excluding 149,043 in treasury). .  15,490      15,440
      Capital surplus . . . . . . . . . . . . . . .    39,261      38,396
      Retained earnings . . . . . . . . . . . . . .   120,999     112,907
      Deferred compensation . . . . . . . . . . . .   (17,594)    (18,851)
      Translation adjustment. . . . . . . . . . . .     4,282      10,746
                                                     ---------   ---------
                                                      186,610     183,132
                                                     ---------   ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $432,188    $459,856
                                                     =========   =========

                  COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME



                                   SIX MONTHS ENDED      THREE MONTHS ENDED
(Thousands of dollars)                 APRIL 30,             APRIL 30,
                                 --------------------   -------------------

                                   1996       1995        1996       1995
                                 ---------  ---------   --------   --------
Net sales....................    $305,283   $289,272    $157,317   $153,965
Less costs and expenses:
   Cost of products sold.....     215,243    202,515     109,888    108,669
   Selling, administrative and
     general expense.........      70,648     66,745      35,761     34,934
                                 ---------  ---------   ---------  ---------

                                  285,891    269,260     145,649    143,603
                                 ---------  ---------   ---------  ---------

Operating income.............      19,392     20,012      11,668     10,362

Nonoperating income (expense):
   Interest income...........         499        974         172        499
   Interest expense..........      (2,828)    (3,531)     (1,369)    (1,916)
   Other.....................       1,119       (350)        659         (6)
                                 ---------  ---------   ---------  ---------

                                   (1,210)    (2,907)       (538)    (1,423)
                                 ---------  ---------   ---------  ---------

Income before income taxes...      18,182     17,105      11,130      8,939

Income taxes.................       5,286      3,678       3,487      1,632
                                 ---------  ---------   ---------  ---------

Net income...................    $ 12,896   $ 13,427    $  7,643   $  7,307
                                 =========  =========   =========  =========

Preferred stock dividend.....       1,031      1,043         510        521
                                 ---------  ---------   ---------  ---------

Net income applicable to
  common stock...............    $ 11,865   $ 12,384    $  7,133   $  6,786
                                 =========  =========   =========  =========


Earnings per share of common stock:
    Net income:
     Primary.................      $ 0.76     $ 0.80      $ 0.46     $ 0.43
     Fully diluted...........        0.72       0.75        0.43       0.41

    Cash dividends declared..      $0.270     $0.250      $0.135     $0.125

                  COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                           SIX MONTHS ENDED
(Thousands of dollars)                                         April 30,
                                                           ----------------
                                                             1996      1995
                                                             ----      ----
OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . . . . .  $ 12,896  $ 13,427
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for depreciation and amortization . .     9,665     9,040
         Amortization of deferred credit . . . . . . . .    (3,634)   (8,888)
         Postretirement benefit. . . . . . . . . . . . .       463       325
         Pension plan credits. . . . . . . . . . . . . .      (691)     (780)
         Change in deferred income taxes . . . . . . . .       511      (838)
         Change in current assets and liabilities:
            Decrease (increase) in accounts receivable .     5,616    (7,654)
            Decrease (increase) in inventories.  . . . .        93    (8,511)
            (Increase) in prepaid expenses and
               other current assets. . . . . . . . . . .      (146)     (868)
            (Decrease) in accounts payable and
               accrued expenses. . . . . . . . . . . . .   (13,778)   (3,421)
            Increase in accrued income taxes . . . . . .     1,580     2,943

                                                          --------- ---------
   Net cash provided (used) by operating activities  . .    12,575    (5,225)

INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets. . . . . . . . . .       873        92
   Business acquisition. . . . . . . . . . . . . . . . .         0      (886)
   Grant subsidies received. . . . . . . . . . . . . . .         0     6,967
   Installments received -- acquisition. . . . . . . . .         0     6,844
   Investment in intangibles . . . . . . . . . . . . . .         0       (70)
   Capital expenditures. . . . . . . . . . . . . . . . .   (12,620)  (14,925)

                                                          --------- ---------
   Net cash (used) by investing activities . . . . . . .   (11,747)   (1,978)

FINANCING ACTIVITIES:
   Proceeds from long-term debt  . . . . . . . . . . . .         0         0
   Principal payments on long-term debt  . . . . . . . .    (3,619)   (1,940)
   Net borrowings under bank loan agreements . . . . . .    (3,033)    4,793
   Proceeds from reserve contracts . . . . . . . . . . .     1,212     1,240
   Conversion of other assets. . . . . . . . . . . . . .      (464)     (111)
   Dividends paid. . . . . . . . . . . . . . . . . . . .    (5,258)   (4,827)

                                                          --------- ---------
   Net cash (used) by financing activities . . . . . . .   (11,162)     (845)

Effect of exchange rate changes on cash. . . . . . . . .    (2,366)    2,915

                                                          --------- ---------
Net (decrease) in cash and cash equivalents. . . . . . .   (12,700)   (5,133)

Cash and cash equivalents at beginning of period . . . .    39,689    52,666

                                                          --------- ---------
Cash and cash equivalents at end of period . . . . . . .  $ 26,989  $ 47,533
                                                          ========= =========
Supplemental disclosures:
   Cash paid during the period for:
      Interest . . . . . . . . . . . . . . . . . . . . .    $2,831    $3,565
      Income taxes . . . . . . . . . . . . . . . . . . .     3,195     1,573

COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

April 30, 1996


Note A - Basis of Presentation
- ------------------------------

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month and three-month period ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ended October 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial Intertech Corp. and Subsidiaries' annual report on Form 10-K for the year ended
     October 31, 1995.

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

Note C - Inventories
- --------------------

     Inventories consisted of the following:

                                 April 30,    October 31,
                                   1996          1995
                                 --------     -----------
            Raw materials        $20,270        $17,982
            Work-in-process       32,297         34,461
            Finished goods        18,519         21,039

                                 -------        -------
                                 $71,086        $73,482
                                 =======        =======



Note D - Segment Reporting
- --------------------------

         The Company is engaged in the design, manufacture and sale of products in three segments:

                            SIX MONTHS ENDED        THREE MONTHS ENDED
                                APRIL 30,                APRIL 30,
                            ----------------        ------------------
                            1996        1995          1996      1995
                            ----        ----          ----      ----
(THOUSANDS OF DOLLARS)

HYDRAULIC SYSTEMS
     Net sales             $144,015   $141,288      $ 77,466   $ 74,639
     Operating income         9,732     14,570         5,448      7,141


BUILDING SYSTEMS AND METAL PRODUCTS
     Net sales             $ 75,174   $ 70,641      $ 34,761   $ 39,696
     Operating income         2,297      1,136         1,180      1,076


FLUID PURIFICATION
     Net sales             $ 86,094   $ 77,343      $ 45,090   $ 39,630
     Operating income         7,363      4,306         5,040      2,145


TOTAL COMPANY
     Net sales             $305,283   $289,272      $157,317   $153,965
     Operating income        19,392     20,012        11,668     10,362
     Percent to sales         6.4%       6.9%          7.4%       6.7%

Note E - Acquisitions
- ---------------------

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
                                                ========


     In addition to the cash acquired at the acquisition date, a balance of
44.1 million Deutsche marks (approximately U.S. $28.5 million) was receivable from the Treuhandanstalt in regard to the original cash contribution during fiscal 1995 and 1994. Of the funds provided by the Treuhandanstalt since the acquisition date, 39.1 million Deutsche marks (approximately U.S.
$26.2 million) were consumed by operating losses from May 3, 1994 to April 30, 1996 and 24.8 million Deutsche marks (approximately U.S.
$17.0 million) were used to fund the pre-existing capital investment program.

- --------------------------------

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

     Of the total 59.0 million Deutsche mark cash contribution to be received (as calculated on the measurement date of January 1, 1994), 51.5 million Deutsche marks was designed as an indemnification of estimated operating losses over a period of two years from acquisition. The amount of operating loss indemnification available to the Company was adjusted for cash consumed by the ORSTA operations between the measurement date and the acquisition date. The operating loss indemnification is being amortized based on estimated operating results of the ORSTA Hydraulik operations as determined on May 3, 1994. The quarterly amortization value remained unchanged as actual results were reported and translated from Deutsche marks into U.S. dollars at the average exchange rate for the period. The deferred credit on the balance sheet was translated at end-of-period rate.

- --------------------------------

Negative Goodwill Amortization:

   Fiscal Quarters           Deutsche Marks  U.S. Dollars
   ---------------           --------------  ------------
                                     (in thousands)
Amounts Amortized
- -----------------
FISCAL 1994
   Third quarter, 1994        DM   3,297        $  2,044
   Fourth quarter, 1994            7,015           4,422
                              ----------        --------
       TOTAL FISCAL 1994      DM  10,312        $  6,466

FISCAL 1995
   First  quarter, 1995       DM   6,855        $  4,419
   Second Quarter, 1995            6,500           4,470
   Third quarter, 1995             5,410           3,879
   Fourth quarter, 1995            4,745           3,327
                              ----------        --------
       TOTAL FISCAL 1995      DM  23,510        $ 16,095

FISCAL 1996
   First quarter, 1996        DM   3,745        $  2,617
   Second quarter, 1996            1,504           1,017
                              ----------        --------
       TOTAL FISCAL 1996      DM   5,249        $  3,634
                              ----------        --------

       TOTAL AMORTIZED        DM  39,071        $ 26,195
                              ==========        ========




ORSTA Hydraulik income statement:

                                     Six Months          Three Months
                                        Ended               Ended
                                      April 30,           April 30,
                                    1996    1995        1996    1995
                                   ------  ------      ------  ------
                                             (in thousands)
Sales                             $19,021  $17,310    $ 9,719  $ 9,384

Cost of products sold              19,720   20,389      9,874   10,940
Less:  negative goodwill           (3,634)  (8,889)    (1,017)  (4,470)
                                  -------- --------   -------- --------
    Total cost of products sold    16,086    5,021      8,857    6,471
                                  -------- --------   -------- --------
Gross profit                        2,935    5,818        862    2,913
Selling, administrative and
    general expense                 4,709    5,874      2,540    3,218

                                  -------- --------   -------- --------
Operating (loss) profit           $(1,774) $   (56)   $(1,678) $  (305)
                                  ======== ========   ======== ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Second Quarter 1996 Compared to Second Quarter 1995
- ---------------------------------------------------

         Record second quarter sales and net income were realized by the Corporation during the current period, surpassing previous records reported just twelve months ago. Consolidated net revenues of $157,317,000 during the current three month period, the third highest quarterly sales reported by the Company, were $3,352,000 or 2 percent higher than the same period last year.
On the strength of this record sales performance, net income rose to $7,643,000 or $336,000 higher than last year's reported earnings.

         Revenues from operations in the United States during the current period of $86,190,000, the highest domestic sales recorded in the history of the Company, were $3,054,000 or 4 percent higher than the second quarter of fiscal 1995, on the strength of an all-time record sales performance reported by the domestic Fluid Purification Group. Filtration Product revenues surged 18 percent over last year, to $21,155,000 as the group expanded its customer base. Meanwhile, slight variances from last year were reported by the Hydraulic Systems and Metal Products Groups as double-digit declines in the Construction Machinery and Equipment and Other Mobile market segments were offset by a 10 percent gain in the Specialized Industrial Components market segment. During the same period, revenues reported by foreign operating units of $71,127,000 were only slightly higher than sales reported last year, as double-digit gains were reported overseas by the Fluid Purification and Hydraulic Systems Groups (Hydraulics reported an all-time record in the current quarter of $25,444,000). These improvements were almost entirely offset by a 17 percent decline in revenues reported by the Astron Division, where prolonged poor weather conditions in Europe hampered the delivery and construction of Astron buildings. Adjusted for changes in foreign currency exchange rates and due to a weaker U.S. dollar, foreign revenues would have been $1,880,000 or 3 percent higher at last year's average foreign currency exchange rates. On a parity adjusted basis, significant declines in the Construction Machinery and Equipment and Heavy Construction and Buildings market segments were more than offset by gains in the Specialized Industrial Components and Filtration Products market segments.

         Consolidated gross profit of $47,429,000 was $2,133,000 or 5 percent higher than last year, due principally to increased sales volume and strategies implemented by the Fluid Purifications Segment. Gross profit margins in the United States were up one and one-half percentage points while overseas margins fell one percentage point, due principally to slower than expected progress for the German business units resulting primarily from weak industry conditions in Europe.

         Operating expenses of $35,761,000 were $827,000 or 2 percent higher than the same period last year. Adjusted for fluctuating foreign currency exchange rates, selling and administrative expenses were only 4 percent higher than the second quarter of last year.

         Operating income during the current quarter of $11,668,000 was up $1,306,000 or 13 percent over the same period last year. The Fluid Purification Group reported an all-time record quarter, in the United States as well as overseas, more than doubling their total level of operating income over the second quarter of last year. While the Metal Products Group realized year-over-year gains in operating profit domestically as well as overseas, the Hydraulic Systems Group reported a 24 percent decrease in operating income, due principally to the lingering effects of the relocation of a domestic cylinder manufacturing operation, slower than expected progress in the European operations and a distressed Hydraulics market in Brazil.

         Nonoperating expenses of $538,000 during the second quarter of fiscal 1996 were $885,000 lower than the same period last year, due principally to an increase in foreign currency gains realized as a result of fluctuating exchange rates incurred primarily by the Company's Brazilian operations. Meanwhile, net interest expense of $1,369,000 is 29 percent lower than last year, reflecting a general reduction in short-term borrowing and lower interest rates over the past twelve months.

         The Corporation's effective income tax rate of 31 percent during the current period, compared to 18 percent last year, is higher, in part, due to reduced utilization of tax loss carryforwards associated with operations in Germany versus the same period last year.

FIRST SIX MONTHS OF 1996 COMPARED TO THE FIRST SIX MONTHS OF 1995
- -----------------------------------------------------------------

         The Company recorded six-month revenues of $305,283,000, highest in its history, for the period ended April 30, 1996, surpassing last year's record first half sales of $289,272,000 by 6 percent. Meanwhile, net income during the period of $12,896,000 was $531,000 or 4 percent lower than the same period last year.

         Revenues from United States operations of $165,080,000 compared to $160,247,000 or 3 percent higher than last year, as gains realized in the Specialized Industrial Components and Filter Products market segments were partially offset by reductions in the Construction Machinery and Equipment and Other Mobile segments. The Fluid Purification Group recorded a 12 percent increase in sales volume in the United States, capitalizing on expanding market presence and accelerating product development. While the Metal Products Group reported revenues of $27,272,000, a 4 percent increase over last year, the Hydraulic Systems Group recorded sales of $97,200,000, slightly below last year's sales volume. Meanwhile, solid performance by each of the Company's three foreign operating units resulted in first half sales of $140,203,000, or 9 percent over the same period last year. Both the Hydraulic Systems Group and the Astron Building Systems Division realized increases in revenues of 8 percent over last year's levels, capitalizing on improving economies in Europe, the United Kingdom and Australia. Meanwhile, the Fluid Purification Group, reporting net sales of $45,486,000 this year, realized a 10 percent gain over last year, satisfying increased demand in Asia, Brazil and Europe.
On a cumulative year-to-date basis, foreign revenues would have been only slightly lower, after adjusting for the effects of currency exchange rate differences on foreign sales reported in U.S. dollars. On a parity adjusted basis, significant revenue gains realized by the Heavy Construction and Buildings, Filter Products and Other Mobile market segments were only partially offset by declines in the Construction Machinery and Equipment and Specialized Industrial Components market segments.

         Consolidated gross profit of $90,040,000 during the first six months of fiscal 1996 was $3,283,000 or 4 percent higher than last year. Consolidated gross profit margins were only slightly lower than the same period in fiscal 1995. While domestic gross margins remained unchanged, profit margins overseas were one and one-half percentage points lower due principally to the disruptive effects of relocating a Hydraulics operation in Germany into its new facilities.

         Included in cost of sales for 1994 were nonrecurring charges of $4.2 million for the separation of employees, closure of facilities, writedown of unrecoverable fixed assets and other incremental costs necessary to complete this consolidation effort. No additional charges have been recorded since October 31, 1994. As of April 30, 1996, the cash consumed thus far totals
$2.6 million while the remaining accrued liability amounts to $1.1 million.

         Selling and administrative expenses of $70,648,000 were $3,903,000 or 6 percent higher than the first six months of last year. Adjusted for changes in foreign currency exchange rates, operating expenses were 5 percent higher than the same period last year. Late in fiscal 1995, the Company initiated an aggressive program to broaden market penetration in all its product lines. Considerable expense incurred by the Company associated with the establishment of sales and engineering capability is expected to position the Corporation for future growth in an emerging global market.

         Operating income of $19,392,000 was $620,000 or 3 percent lower than the first half of fiscal 1995. The Hydraulic Systems Group's operating profit performance was significantly lower than last year, due principally to the relocation of a cylinder manufacturing facility in the United States, weak industry conditions in Europe adversely impacting operations in Germany and a depressed market in Brazil. Partially offsetting this operating performance, the Building Systems and Metal Products and Fluid Purification Groups realized year-over-year gains in operating income, despite the effects of prolonged poor winter weather conditions in Europe.

         During the first six months of fiscal 1996, nonoperating expenses of $1,210,000 were $1,697,000 lower than the same period last year, due principally to higher foreign currency exchange gains incurred as a result of changing foreign currency rates, primarily by the Company's subsidiary in Brazil. During the same period, interest income of $499,000 was $475,000 lower than the same period last year and interest expense of $2,828,000 was $703,000 lower than the first half of fiscal 1995 as the Corporation experienced a general reduction in short-term borrowing and lower interest rates over the past year. During the current period, the Company realized a gain on the disposal of fixed assets of $677,000, compared to $81,000 last year, due principally to the sale of certain assets in Germany.

         The effective income tax rate of 29 percent reported during the first six months of fiscal 1996, compared to 22 percent last year is due principally to lower income reported in the United States, where domestic income tax rates are lower than those accrued by the Company's foreign subsidiaries and the reduced utilization of tax loss carryforwards in Germany.

FINANCIAL CONDITION

         Cash and cash equivalents decreased $12,700,000 since the beginning of fiscal 1996. Operating performance resulted in cash generated by operating activities of $12,575,000 compared to cash used of $5,225,000 last year. Cash used by investing activities of $11,747,000 compared to $1,978,000 last year, was higher due to the receipt of $6,967,000 in fiscal 1995 from the German
government as part of a planned capital expenditure program.   Also last year,
the Corporation received a cash distribution of $6,844,000 from the Treuhandanstalt, the regulatory agency of the Federal Republic of Germany responsible for the privatization of the former East German state-owned enterprises. This cash installment was paid to the Company according to the terms of the purchase agreement negotiated with the German government. Capital expenditures during the first half of fiscal 1996 of $12,620,000 were $2,305,000 or 15 percent lower than the same period last year. In light of current market conditions and economic trends, the Company continues to diligently monitor its capital spending requirements.

         Internal cash flows are expected to continue to be sufficient to provide the necessary resources to support operating requirements and to finance capital expenditure programs. Supplemental borrowings against existing credit facilities will also be utilized as needed to finance the capitalization programs.

         Incoming trade customer orders received of $318,984,000 during the fist six months of fiscal 1996 were only slightly below bookings reported last year, after adjusting for foreign currency exchange differences. Second quarter bookings received this year of $158,323,000 were $800,000 lower than orders received during the first three months of fiscal 1996, adjusted for fluctuating foreign currencies. Current year domestic orders received by the Fluid Purification Group were 17 percent higher than the same period last year, while trade bookings received in the United States by the Metal Products and Hydraulic Systems Groups were down 14 and 4 percent respectively. Net trade bookings received overseas were slightly higher than last year, adjusted for parity differences. Foreign Fluid Purification Group orders surged 11 percent over the same period last year, while Building Systems orders were 7 percent lower than the first half of last year, both adjusted for fluctuations in foreign currencies.

         Despite record first half shipments generated in the current fiscal period, trade bookings outpaced net revenues on a consolidated basis. Worldwide backlog of $173,829,000 is 7 percent higher than the amount of uncompleted orders at the end of fiscal 1995, but 4 percent lower than the ending order backlog twelve months ago, both adjusted for foreign currency exchange rate differences.

                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

(a) Exhibit I - computation of per share earnings
    (in thousands, except per share data)


                                          Six Months Ended     Three Months Ended
                                             April 30,              April 30,
                                          ----------------     ------------------
                                            1996    1995         1996     1995
                                           ------  ------       ------   ------
Primary
- -------
  Average shares outstanding............   15,467   15,331      15,486    15,410
  Net effect of dilutive stock options -
      based on the treasury stock
      method using average market
      price.............................      165      224         161       251
                                          -------- --------    --------  --------

          Total.........................   15,632   15,555      15,647    15,661
                                          ======== ========    ========  ========

  Net Income ...........................  $12,896  $13,427     $ 7,643   $ 7,307
  Preferred stock dividends and
      adjustments.......................   (1,031)  (1,043)       (510)     (521)
                                          -------- --------    --------  --------

  Income applicable to common stock.....  $11,865  $12,384     $ 7,133   $ 6,786
                                          ======== ========    ========  ========

  Per share amount......................    $0.76    $0.80       $0.46     $0.43
                                          ======== ========    ========  ========


Fully Diluted
- -------------

  Average shares outstanding............   15,467   15,331      15,486    15,410
  Net effect of dilutive stock options -
      based on the treasury stock
      method using the period end price,
      if higher than average market
      price.............................      175      272         164       266
  Common share equivalents:
      Series B Preferred................    1,300    1,304       1,299     1,301
                                          -------- --------    --------  --------

          Total ........................   16,942   16,907      16,949    16,977
                                          ======== ========    ========  ========


  Net Income............................  $12,896  $13,427     $ 7,643   $ 7,307
  Preferred stock (Series B)
     dividends rate adjustment..........     (680)    (717)       (335)     (358)
                                          -------- --------    --------  --------

  Income applicable to common stock.....  $12,216  $12,710     $ 7,308   $ 6,949
                                          ======== ========    ========  ========

  Per share amount......................    $0.72    $0.75       $0.43     $0.41
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


                              COMMERCIAL INTERTECH CORP.



Date   June 11, 1996           By   /s/Hubert Jacobs van Merlen
    ---------------------        ------------------------------
                                Hubert Jacobs van Merlen
                                Senior Vice President and
                                Chief Financial Officer