Form 10-K/A
period 1995-12-31
COMMERCIAL INTERTECH CORP
filed 1996-07-22
CIK 22470

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 Form 10-K/A



Amendment No. 1 to Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

                          (330) 746-8011

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


        As of July 15, 1996, 14,665,404 common shares were outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the last price on that date and, for purposes of this calculation only, the assumption that all of the Registrant's officers, directors and their affiliates are affiliates of the Registrant), was approximately $391,516,016. Because no market exists for the ESOP Convertible Preferred Stock Series B shares, these shares were not included in determining the aggregate market value of the Registrant's voting stock.



                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                    PART I


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

NOTE G - QUARTERLY DATA (unaudited)

     1995                        First   Second   Third    Fourth    Total
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


- -----------------------------------------------------------------------------
INDUSTRY SEGMENTS                                (in thousands)
                                            Building
                                            Systems
                                              And
                                Hydraulic    Metal       Fluid
     1995                        Systems    Products  Purification    Total
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

     1994
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


GEOGRAPHIC AREA                                   (in thousands)

                          United
     1995                 States   Europe    Other  Elimination  Consolidated
- -----------------------------------------------------------------------------
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


     1994
- -----------------------------------------------------------------------------
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

     Negative Goodwill Amortization:

Fiscal Quarters               Deutsche Marks  U.S. Dollars
- ---------------               --------------  ------------
                                     (in thousands)
Amounts Amortized
- -----------------
FISCAL 1994
   Third quarter, 1994        DM   3,297        $  2,044
   Fourth quarter, 1994            7,015           4,422
                                 -------        --------
      TOTAL FISCAL 1994       DM  10,312        $  6,466

FISCAL 1995
   First quarter, 1995        DM   6,855        $  4,419
   Second quarter, 1995            6,500           4,470
   Third quarter, 1995             5,410           3,879
   Fourth quarter, 1995            4,745           3,327
                                 -------        --------
      TOTAL FISCAL 1995       DM  23,510        $ 16,095
                              ----------        --------
      TOTAL AMORTIZED         DM  33,822        $ 22,561
                              ==========        ========


Remainder (Balance Sheet)
- -------------------------
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

Note M - Subsequent Events (Unaudited)

On July 11, 1996, the Board of Directors of the Company determined to proceed with a plan to spin-off 100% of the stock of the Company's Cuno Incorporated fluid filtration and purification subsidiary to the Company's shareholders (the "Spin-Off"), subject to customary conditions, including the receipt of an opinion of counsel with respect to the tax-free nature of the Spin-Off. The Board also unanimously approved a program to repurchase up to 2,500,000 common shares in open market and privately negotiated transactions (the "Repurchase Program"). The Company executed on July 12, 1996, a bridge credit agreement providing for an unsecured revolving bridge facility of up to $60,000,000, of which $55,000,000 can be used to repurchase common shares.

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

                              Part IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.

           (A)  DOCUMENTS FILED AS PART OF THIS REPORT:

           (1) The following consolidated financial statements of Commercial Intertech Corp. and Subsidiaries are included in Item 8:

                                                         Page Number
                                                        In This Report
                                                        --------------
           Statement of Consolidated Income - Years
             ended October 31, 1995, 1994 and 1993. .         2
           Consolidated Balance sheets as of
             October 31, 1995 and 1994. . . . . . . .        3-4
           Statements of Consolidated Shareholders'
             Equity - Years ended October 31, 1995,
             1994, and 1993 . . . . . . . . . . . . .         5
           Statements of Consolidated Cash Flows -
             Years ended October 31, 1995, 1994,
             and 1993 . . . . . . . . . . . . . . . .         6
           Notes to Consolidated Financial Statements        7-34
           Report of Independent Auditors. . . . . . . .      35


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

               Exhibits 5, 10 and 12-18 for "Material Contracts" are incorporated by reference to exhibits filed with Form 10-K for the following years:

                  Exhibits                    Year Filed
                  --------                    ----------
                     5                      October 31, 1988
                    10                      October 31, 1989
                    12 and 13               October 31, 1990
                    14 and 15               October 31, 1992
                    16 and 17               October 31, 1993
                    18                      October 31, 1994

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
          (Continued)

          Additional information relating to management contracts and renumerative plans is contained in Note D - Stock Options and Awards of the Notes to Consolidated Financial
          Statements on page 15.


          11 -- Statement re: Computation of Per Share Earnings
                (Previously filed as part of this Annual Report on Form 10-K)


          22 -- Subsidiaries of The Registrant
                (Previously filed as part of this Annual Report on Form 10-K)

          23 -- Consent of Independent Auditors

          27 -- Financial Data Schedule
                (Previously filed as part of this Annual Report on Form 10-K)


    (B) There were no reports on Form 8-K for the quarter ended October 31, 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Commercial Intertech Corp.


Dated:  July 22, 1996


/s/ Paul J. Powers
- ----------------------------------
Paul J. Powers
Chairman of the Board of
Directors, President and
Principal Executive Officer

                                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                     COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES

                                     YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993



                            COLUMN A         COLUMN B           COLUMN C                 COLUMN D         COLUMN E
- ----------------------------------------------------------------------------------------------------------------------
                                                                ADDITIONS
- ----------------------------------------------------------------------------------------------------------------------
                                                                        CHARGED TO
                                             Balance at    Charged to    Other                            Balance at
                                             Beginning     Costs and    Accounts-        Deductions       End of
                                             of Period     Expenses     Describe                          Period
- ----------------------------------------------------------------------------------------------------------------------
                            Description

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