Form 10-Q
period 1996-07-31
COMMERCIAL INTERTECH CORP
filed 1996-09-13
CIK 22470

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For period ended July 31, 1996       Commission file number 0-588
                 --------------                             -----



                     COMMERCIAL INTERTECH CORP.
- -----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

             Ohio                                  34-0159880
- ----------------------------------   ----------------------------------
   (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)              Identification No.)

    1775 Logan Avenue, Youngstown, Ohio               44501-0239
- -------------------------------------------   -------------------------
   (Address of principal executive offices)           (Zip Code)

                             (330) 746-8011
- -----------------------------------------------------------------------
   Registrant's telephone number, including area code

                             Not Applicable
- -----------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

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

   Common Stock, $1 Par Value--13,566,431 shares as of September 1, 1996

- ------------------------------------------------------------------------

                                 INDEX

                       COMMERCIAL INTERTECH CORP.

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

     Consolidated condensed balance sheets - July 31, 1996 and
     October 31, 1995

     Consolidated condensed statements of income -
     Nine months ended July 31, 1996 and 1995; and three months ended July 31, 1996 and 1995

     Statements of consolidated cash flows - Nine months ended
     July 31, 1996 and 1995

     Notes to consolidated condensed financial statements -
     July 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

                          PART I. FINANCIAL INFORMATION
                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

(Thousands of dollars)                               July 31,   October 31,
                                                       1996        1995
                                                     ----------------------
ASSETS
- ------
   CURRENT ASSETS:
      Cash and cash equivalents . . . . . . . . . .  $ 48,630    $ 32,949
      Accounts receivable, less allowance
         (1996-$1,862,000;  1995-$2,306,000). . . .    69,290      81,540
      Inventories . . . . . . . . . . . . . . . . .    55,906      51,719
      Deferred income tax benefits. . . . . . . . .    12,957      11,639
      Prepaid expenses. . . . . . . . . . . . . . .     7,816       5,012
                                                     --------    --------
                               TOTAL CURRENT ASSETS   194,599     182,859

   PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . .   196,946     187,057
      Less allowance for depreciation . . . . . . .   100,428      92,262
                                                     --------    --------
                                                       96,518      94,795

   NONCURRENT ASSETS:
      Intangible assets . . . . . . . . . . . . . .     9,560       2,098
      Pension assets. . . . . . . . . . . . . . . .    33,898      32,478
      Net assets of discontinued operations . . . .    50,964      86,883
      Other assets. . . . . . . . . . . . . . . . .     4,713       3,566
                                                     --------    --------
                            TOTAL NONCURRENT ASSETS    99,135     125,025
                                                     --------    --------
                                       TOTAL ASSETS  $390,252    $402,679
                                                     ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
   CURRENT LIABILITIES:
      Bank loans. . . . . . . . . . . . . . . . . .  $ 11,266    $  9,285
      Accounts and notes payable. . . . . . . . . .   100,742     100,898
      Accrued income taxes. . . . . . . . . . . . .     4,864       3,216
      Dividends payable . . . . . . . . . . . . . .     2,418       2,788
      Current portion of long-term debt . . . . . .     8,210       1,233
                                                     --------    --------
                          TOTAL CURRENT LIABILITIES   127,500     117,420

   NONCURRENT LIABILITIES:
      Long-term debt. . . . . . . . . . . . . . . .    94,587      69,869
      Deferred income taxes . . . . . . . . . . . .    14,460      14,112
      Postretirement benefits . . . . . . . . . . .    21,474      20,954
      Deferred credit . . . . . . . . . . . . . . .         0       3,731
                                                     --------    --------
                       TOTAL NONCURRENT LIABILITIES   130,521     108,666

   SHAREHOLDERS' EQUITY:
      Preferred stock, no par value:
         Authorized:  10,000,000 shares
         Series A participating preferred shares. .         0           0
         Series B ESOP convertible preferred shares
            Issued:  1996 - 1,039,657 shares
                     1995 - 1,053,508 shares. . . .    24,172      24,494
      Common stock, $1 par value:
         Authorized:  30,000,000 shares
         Issued:  1996 - 13,571,332 shares (excluding
            2,083,909 in treasury); 1995 - 15,439,514
            shares (excluding 149,043 in treasury). .  13,571      15,440
      Capital surplus . . . . . . . . . . . . . . .         0      38,396
      Retained earnings . . . . . . . . . . . . . .   110,729     112,907
      Deferred compensation . . . . . . . . . . . .   (17,594)    (18,851)
      Translation adjustment. . . . . . . . . . . .     1,353       4,207
                                                     --------    --------
                                                      132,231     176,593
                                                     --------    --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $390,252    $402,679
                                                     ========    ========

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  NINE MONTHS ENDED      THREE MONTHS ENDED
(Thousands of dollars)                 July 31,              July 31,
                                  -----------------      ------------------
                                   1996       1995        1996       1995
                                 --------   --------    --------   --------
[S]                              [C]        [C]         [C]        [C]
Net sales......................  $340,198   $331,190    $121,009   $119,261
Less costs and expenses:
   Cost of products sold.......   252,086    242,018      88,710     87,906
   Selling, administrative and
     general expense...........    66,442     64,812      22,362     22,290
   Nonrecurring defense costs..     3,637          0       3,637          0
                                 --------   --------    --------   --------
                                  322,165    306,830     114,709    110,196
                                 --------   --------    --------   --------
Operating income...............    18,033     24,360       6,300      9,065

Nonoperating income (expense):
   Interest income.............       781      1,468         261        541
   Interest expense............    (4,232)    (4,748)     (1,526)    (1,630)
   Gain on sale of properties..       940          0         940          0
   Foreign currency gains
     (losses)..................       (42)       (74)       (401)        77
   Other.......................     1,063        591         269        498
                                 --------   --------    --------   --------
                                   (1,490)    (2,763)       (457)      (514)
                                 --------   --------    --------   --------
Income from continuing operations
   before income taxes.........    16,543     21,597       5,843      8,551
Income taxes...................     5,550      3,853       2,644      1,577
                                 --------   --------    --------   --------
Income from continuing
   operations..................    10,993     17,744       3,199      6,974

Income from the discontinued
   operations (net of income
   taxes of $4,778,000 and
   $2,396,000 for nine months
   of 1996 and 1995; and
   $2,399,000 and $994,000
   for the three months ended
   July 31, 1996 and 1995......     5,732      4,076         630      1,419
                                 --------   --------    --------   --------

Net income ....................  $ 16,725   $ 21,820    $  3,829   $  8,393
                                 =========  =========   =========  ========
Preferred stock dividend.......     1,544      1,563         513        520
                                 --------   --------    --------   --------

Net income applicable to
  common stock.................  $ 15,181   $ 20,257    $  3,316   $  7,873
                                 =========  =========   =========  ========

Earnings per share of common stock:
    Primary:
      Income from continuing
        operations.............    $ 0.61     $ 1.04      $ 0.17     $ 0.41
      Net Income...............      0.98       1.30        0.22       0.50

    Fully diluted
      Income from continuing
        operations.............    $ 0.59     $ 0.99      $ 0.17     $ 0.39
      Net Income...............      0.93       1.23        0.21       0.47

    Cash dividends declared....    $0.405     $0.375      $0.135     $0.125

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                          NINE MONTHS ENDED
(Thousands of dollars)                                         July 31,
                                                          ------------------
                                                             1996      1995
                                                          --------  --------
OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . . . . .  $ 16,725  $ 21,820
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Discontinued operations . . . . . . . . . . . .    (5,732)   (4,076)
         Provision for depreciation and amortization . .     8,856     8,044
         Amortization of deferred credit . . . . . . . .    (3,634)  (12,768)
         Postretirement benefit. . . . . . . . . . . . .       665       508
         Pension plan credits. . . . . . . . . . . . . .    (1,630)   (2,039)
         Change in deferred income taxes . . . . . . . .      (847)       67
         Change in current assets and liabilities:
            Decrease (increase) in accounts receivable .    11,931    (8,861)
            (Increase) in inventories. . . . . . . . . .    (4,103)  (11,261)
            (Increase) in prepaid expenses and
               other current assets. . . . . . . . . . .    (2,962)   (2,102)
            Increase in accounts payable and
               accrued expenses. . . . . . . . . . . . .     8,257     2,471
            Increase in accrued income taxes . . . . . .     3,328     3,830
                                                          --------  --------

   Net cash provided (used) by continuing operations . .    30,854    (4,367)
   Net cash provided (used) by discontinued operations .    10,417    (2,320)
                                                          --------  --------
   Net cash provided (used) by operating activities. . .    41,271    (6,687)

INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets. . . . . . . . . .     2,755       373
   Business acquisition. . . . . . . . . . . . . . . . .   (10,731)     (886)
   Grant subsidies received. . . . . . . . . . . . . . .         0     6,967
   Installments received -- acquisition. . . . . . . . .         0     9,668
   Investment in intangibles . . . . . . . . . . . . . .         0       (30)
   Capital expenditures. . . . . . . . . . . . . . . . .   (13,808)  (22,677)
                                                          --------  --------
   Net cash (used) by investing activities . . . . . . .   (21,784)   (6,575)

FINANCING ACTIVITIES:
   Proceeds from long-term debt  . . . . . . . . . . . .   145,052         0
   Principal payments on long-term debt  . . . . . . . .   (83,321)   (2,269)
   Net borrowings under bank loan agreements . . . . . .     2,356     9,765
   Repurchase of common shares . . . . . . . . . . . . .   (57,008)        0
   Proceeds from reserve contracts . . . . . . . . . . .     1,945     1,763
   Purchase of reserve contracts . . . . . . . . . . . .    (3,566)   (3,475)
   Conversion of other assets. . . . . . . . . . . . . .      (449)     (148)
   Dividends paid. . . . . . . . . . . . . . . . . . . .    (7,848)   (7,246)
                                                          --------  --------
   Net cash (used) by financing activities . . . . . . .    (2,839)   (1,610)

Effect of exchange rate changes on cash. . . . . . . . .      (967)    2,908
                                                          --------  --------
Net increase (decrease) in cash and cash equivalents . .    15,681   (11,964)

Cash and cash equivalents at beginning of period . . . .    32,949    48,258
                                                          --------  --------
Cash and cash equivalents at end of period . . . . . . .  $ 48,630  $ 36,294
                                                          ========  ========
Supplemental disclosures:
   Cash paid during the period for:
      Interest . . . . . . . . . . . . . . . . . . . . .    $3,386    $3,930
      Income taxes . . . . . . . . . . . . . . . . . . .     3,069       (45)


COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

July 31, 1996

Note A - Basis of Presentation
- ------------------------------

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month and three-month period ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ended October 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial Intertech Corp. and Subsidiaries' annual report on Form 10-K for the year ended
         October 31, 1995.

Note B - Discontinued Operations
- --------------------------------

         On July 29, 1996 the Board of Directors of Commercial Intertech Corp. approved a plan to spin-off the fluid purification business by declaring a dividend distribution of 100% of the common stock of Cuno Incorporated ("CUNO") on a pro-rata basis to the holders of Commercial Intertech common shares (the "Distribution"). Each holder of record of Commercial Intertech common shares at the close of business on September 10, 1996, the record date for the Distribution, received one share of CUNO Common Stock for every one share of Commercial Intertech common share. No fractional shares of CUNO were issued. The net assets and operating results of CUNO are presented in all the accompanying consolidated financial statements as a discontinued operation.

         In connection with the spin-off, the Board of Directors of Commercial Intertech declared a dividend of approximately $35,675,000 payable from the CUNO locations to the parent, and immediately prior to the Distribution, Cuno will assume $30,000,000 of Commercial Intertech's debt in the form of a dividend.

         The Company and CUNO have entered into a Tax Allocation Agreement in connection with the distribution. In addition, the Company and CUNO have entered into a Distribution and Interim Services Agreement which provides that certain services which have historically been provided to CUNO by the Company will continue to be provided following the Distribution Date, at rates specified in such agreement, for a period of up to twelve months.

Note C - Long-Term Debt
- -----------------------

         During the quarter, the Company entered into a new $60.0 million loan agreement to fund the repurchase of 2.0 million common shares. Interest was at 8.5 percent. That loan was subsequently replaced with a new $190.0 million credit facility. As of July 31, 1996, the Company had $85.0 million outstanding. In addition to the repurchase of stock, the funds were used to purchase the outstanding loans of the Company's Employee Stock Ownership Plan ("ESOP") and for other general corporate purposes. The Company pays a commitment fee of 0.5 percent per annum on the unused portion of the credit facility. The facility has interest options determinable by the Company based upon Euro-Rate or prime interest rates. The Euro-Rate option interest rate is the Euro-Rate plus 3.00 percent until January 30, 1997 and then increases by one half point each quarter until the expiration date on January 30, 1998. The prime rate option is prime plus 0.25 percent until January 30, 1997 and then increases by one half point each quarter. The interest rate at July 31 was 8.5 percent.

Note D - Per-Share Data
- -----------------------

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

Note E - Inventories
- --------------------

     Inventories from continuing operations consisted of the following:

                                 July 31,     October 31,
                                   1996           1995
                                 --------     -----------
            Raw materials        $21,426        $14,219
            Work-in-process       26,876         27,677
            Finished goods         7,604          9,123
                                 -------        -------
                                 $55,906        $51,719
                                 =======        =======

Note F - Segment Reporting
- --------------------------

         The Company is engaged in the design, manufacture and sale of products in three segments:

                            Nine Months Ended        Three Months Ended
                                 July 31,                 July 31,
                            -----------------        ------------------
                            1996         1995          1996      1995
(Thousands of dollars)
HYDRAULIC SYSTEMS
     Net sales             $219,577   $213,186      $ 75,562   $ 71,898
     Operating income        12,351     19,885         2,859      5,660


BUILDING SYSTEMS AND METAL PRODUCTS
     Net sales             $120,621   $118,004      $ 45,447   $ 47,363
     Operating income         5,682      4,475         3,441      3,405



TOTAL CONTINUING OPERATIONS
     Net sales             $340,198   $331,190      $121,009   $119,261
     Operating income        18,033     24,360         6,360      9,065
     Percent to sales         5.3%       7.4%          5.2%       7.1%


DISCONTINUED OPERATIONS (FLUID PURIFICATION)
     Net sales             $134,636   $120,810      $ 48,542   $ 43,467
     Operating income        10,876      7,335         3,252      2,643

Note G - Acquisitions
- ---------------------

                  On June 28, 1996, the Company acquired the assets of a manufacturer of cartridge type hydraulic valves based in Chanhassen, MN. The acquisition was accounted for as a purchase transaction and included in the accompanying financial statements since the acquisition date. Pro forma financial results are not provided herein because the impact of sales and net earnings on consolidated amounts is immaterial.

              Effective May 3, 1994 (the "acquisition date"), the Company acquired the stock of Sachsenhydraulik Chemnitz GmbH ("SHC") and its wholly owned subsidiary (Hydraulik Rochlitz GmbH), which are known as ORSTA Hydraulik. ORSTA is a manufacturer of hydraulic cylinders, piston and gear pumps and industrial valves. The stock was acquired from the Treuhandanstalt, the regulatory agency of the Federal Republic of Germany responsible for the privatization of the former East German state-owned enterprises. The acquisition was accounted for as a purchase transaction.

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
                                                ========

- ---------------------------------

              In addition to the cash acquired at the acquisition date, a balance of 44.1 million Deutsche marks (approximately U.S.
         $28.5 million) was receivable from the Treuhandanstalt in regard to the original cash contribution during fiscal 1995 and 1994. Of the funds provided by the Treuhandanstalt since the acquisition date,
         39.1 million Deutsche marks (approximately U.S. $26.2 million) were consumed by operating losses from May 3, 1994 to July 31, 1996 and
         26.4 million Deutsche marks (approximately U.S. $18.2 million) were used to fund the pre-existing capital investment program.

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

              Of the total 59.0 million Deutsche mark cash contribution to be received (as calculated on the measurement date of January 1, 1994),
         51.5 million Deutsche marks was designed as an indemnification of estimated operating losses over a period of two years from acquisition. The amount of operating loss indemnification available to the Company was adjusted for cash consumed by the ORSTA operations between the measurement date and the acquisition date. The operating loss indemnification was amortized based on estimated operating results of the ORSTA Hydraulik operations as determined on May 3, 1994. The quarterly amortization value remained unchanged as actual results were reported and translated from Deutsche marks into U.S. dollars at the average exchange rate for the period.

- ---------------------------------

Negative Goodwill Amortization:

   Fiscal Quarters           Deutsche Marks  U.S. Dollars
   ---------------           --------------  ------------
                                    (in thousands)
Amounts Amortized
- -----------------
FISCAL 1994
   Third quarter, 1994        DM   3,297        $  2,044
   Fourth quarter, 1994            7,015           4,422
                              ----------        --------
       TOTAL FISCAL 1994      DM  10,312        $  6,466

FISCAL 1995

   First  quarter, 1995       DM   6,855        $  4,419
   Second Quarter, 1995            6,500           4,470
   Third quarter, 1995             5,410           3,879
   Fourth quarter, 1995            4,745           3,327
                              ----------        --------
       TOTAL FISCAL 1995      DM  23,510        $ 16,095

FISCAL 1996

   First quarter, 1996        DM   3,745        $  2,617
   Second quarter, 1996            1,504           1,017
   Third quarter, 1996                 0               0
                              ----------        --------
       TOTAL FISCAL 1996      DM   5,249        $  3,634
                              ----------        --------

       TOTAL AMORTIZED        DM  39,071        $ 26,195
                              ==========        ========




ORSTA Hydraulik income statement:

                                    Nine Months          Three Months
                                        Ended               Ended
                                      July 31,             July 31,
                                    1996    1995        1996    1995
                                   ------  ------      ------  -----
                                             (in thousands)

Sales                             $29,383  $26,614    $10,362  $ 9,304

Cost of products sold              30,504   31,368     10,784   10,987
Less:  negative goodwill           (3,634) (12,768)         0   (3,879)
                                  -------  -------    -------  -------
    Total cost of products sold    26,870   18,600     10,784    7,108
                                  -------  -------    -------  -------
Gross profit                        2,513    8,014       (422)   2,196
Selling, administrative and
    general expense                 7,032    8,930      2,323    3,056
                                  -------  -------    -------  -------

Operating (loss) profit           $(4,519) $  (916)   $(2,745) $  (860)
                                  =======  =======    =======  =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 1996 Compared To Third Quarter 1995
- -------------------------------------------------

         On July 29, 1996, the Company announced that its Board of Directors declared a dividend to Commercial Intertech common shareholders of 100 percent of the common stock of Cuno Incorporated, the fluid filtration and purification subsidiary. The new Cuno shares will be distributed on the basis of one common share of Cuno for each Commercial Intertech common share outstanding, payable to holders of record as of the close of business on August 9, 1996. The Cuno financial results and net assets have been restated and reported as a discontinued operation in the accompanying consolidated financial statements.

         Record third quarter sales of $121,009,000 were realized by the Company during the current period, surpassing last year's previous record by $1,748,000. Revenues from operations in the United States during the current period of $61,452,000 were down $3,895,000 or 6 percent from last year. While the Hydraulic Systems Group reported only slightly lower sales than last year, the Metal Products Group revenues slipped $3,557,000 or 23 percent. Significant year-over-year declines were realized in almost all major market segments served by the Company, reflecting a general slowing in the domestic economy. Meanwhile, foreign revenues of $59,557,000 were $5,643,000 or 10 percent higher than the same period last year. The foreign Hydraulic Systems Group reported an all-time record in the current quarter of $26,348,000 as significant gains were realized in the Farming and Specialized Industrial Components market segments. The Astron Division in Europe reported sales of $33,209,000 or 5 percent over last year's levels. Adjusted for changes in foreign currency exchange rates and due to a weaker U.S. dollar, foreign revenues would have been $3,943,000 or 6 percent higher at last year's average foreign currency exchange rates. On a parity adjusted basis, significant gains were realized in almost all major market segments served by the Company, except for the Construction Machinery and Equipment market segment.

         Consolidated gross profit of $32,299,000 was $944,000 or 3 percent higher than last year, due principally to increased sales volume. Consolidated gross profit margins were slightly higher than last year. Gross margins overseas were almost one percentage point higher than last year due principally to improved efficiencies in the United Kingdom.

         Selling, administrative and general expenses of $22,362,000 during the current period were only slightly higher than last year. Adjusted for fluctuating foreign currency exchange rates, consolidated selling and administrative expenses were 8 percent higher than the third quarter of last year.

         During the current period, the Company incurred nonrecurring expenses of $3,637,000 associated with the costs of defending itself against an unsuccessful hostile takeover attempt by United Dominion Industries, Ltd., a Canadian-based company headquartered in Charlotte, NC. The unsolicited bid proposal was received by the Company on June 27, 1996. The Commercial Intertech Board of Directors unanimously recommended that shareholders reject the United Dominion tender offer.

         Operating income of $6,300,000 was $2,765,000 or 31 percent lower than last year, due principally to the nonrecurring defense costs associated with the anti-takeover attempt. Excluding these expenses, operating income would have been $872,000 or 10 percent higher than the same period last year. The Astron Building Systems Division in Europe reported a 180 percent increase in operating profit performance over last year's levels as the Company capitalized on increased market demand. Reduced sales volume in both the domestic Hydraulic Systems and Metal Products Groups caused operating profit performances to fall from last year's levels.

         Nonoperating expenses of $457,000 during the third quarter of the current fiscal year were slightly lower than the same period last year. Foreign currency losses realized as a result of fluctuating exchange rates incurred primarily by the Company's Luxembourg and Brazilian operations were more than offset by gains realized on the disposal of fixed assets principally in the United Kingdom.

         The Corporation's effective income tax rate of 45 percent during the current period, compared to 18 percent last year is due principally to reduced utilization of tax loss carryforwards associated with operations in Germany compared to the same period last year and the nondeductibility of defense costs associated with the United Dominion takeover attempt in the current fiscal quarter.

         Income from the discontinued operations associated with the Cuno spin-off of $630,000, net of income taxes of $2,399,000, were $789,000 lower than the same period last year. The results include nonrecurring distribution costs associated with the spin-off of $2,876,000.

First Nine Months Of 1996 Compared To The First Nine Months Of 1995
- -------------------------------------------------------------------

         The Company realized record nine-month revenues of $340,198,000 for the period ended July 31, 1996, surpassing last year's record first nine-month sales of $331,190,000 by $9,008,000 or 3 percent. Meanwhile, net income during the period of $16,725,000 was $5,095,000 or 23 percent lower than the same period last year, due principally to nonrecurring expenses incurred defending the Company from a hostile takeover attempt by United Dominion Industries, Ltd.

         Revenues from United States operations of $185,924,000 during the first three quarters of the fiscal year were down $3,569,000 or 2 percent from the previous period. The Hydraulic Systems Group reported sales of $146,414,000, only slightly lower than last year, while the Metal Products Group recorded a revenue decline of 6 percent to $39,510,000. Year-over-year declines were realized in almost all major market segments served by the Company, except in the Specialized Industrial Components segment, reflecting a general softening in the domestic economy. Meanwhile, solid performances by both of the Company's overseas operating units resulted in record first nine-month sales of $154,274,000, or 9 percent over the same period last year. The Hydraulic Systems Group realized an increase in revenues of 11 percent over last year, to $73,163,000, capitalizing on improving economies in Europe, the United Kingdom and Australia. The Astron Building Systems Division in Europe improved their market performance by 7 percent to $81,111,000 as they penetrated further into Eastern European markets. On a cumulative year-to-date basis, foreign revenues would have been $2,746,000 or 2 percent higher, after adjusting for the effects of currency exchange rate differences on foreign sales reported in U.S. dollars. On a parity adjusted basis, significant revenue gains were realized by the Specialized Industrial Components, Heavy Construction and Building and Other Mobile market segments served by the Company.

         Consolidated gross profit of $88,112,000 during the first nine months of fiscal 1996 was $1,060,000 lower than last year as gross profit margins slid one percentage point since the same reporting period last year. Business volume for the German operations producing hydraulic pumps and cylinders have lagged expectations. Demand for cylinders in the European market has been especially disappointing, requiring review of a number of alternative strategies.

         Included in cost of sales for 1994 were nonrecurring charges of $4.2 million for the separation of employees, closure of facilities, writedown of unrecoverable fixed assets and other incremental costs necessary to complete this consolidation effort. No additional charges have been recorded since October, 1994. As of July 31, 1996, the cash consumed thus far totals
$2.6 million while the remaining accrued liability amounts to $1.1 million.

         Selling, administrative and general expenses of $66,442,000 were $1,630,000 or 3 percent higher than the first nine months of fiscal 1995. Adjusted for changes in foreign currency exchange rates, operating expenses were 4 percent higher than the same period last year. Late in fiscal 1995, the Company initiated an aggressive program to broaden market penetration in all its product lines. Considerable expense incurred by the Company associated with the establishment of sales and engineering capability is expected to position the Company for future growth in an emerging global market.

         During the current nine-month period, the Company realized nonrecurring expenses of $3,637,000 as a result of defending itself against an unsolicited takeover attempt by United Dominion Industries, Ltd. The bid proposal, received by the Company on June 27, 1996, was rejected by the Corporation's Board of Directors as inadequate and the Board unanimously recommended to its shareholders that it not accept the United Dominion tender offer. United Dominion Industries, Ltd. terminated its tender offer on August 5, 1996.

         Operating income of $18,033,000 was $6,327,000 or 26 percent lower than last year, due principally to higher operating expenses and the nonrecurring defense costs associated with the anti-takeover attempt. Excluding nonrecurring defense costs, operating income would have been $2,690,000 or 11 percent lower than the same period last year. Current period operating income for the Astron Building Systems and Metal Products Group was up 67 percent over last year's performance due principally to improved pricing and efficiencies resulting from Astron's lower cost manufacturing facility in the Czech Republic. Meanwhile, current period operating income for the Hydraulic Systems Group was down
41 percent from fiscal 1995, due principally to the relocation of a cylinder manufacturing facility in the United States, reduced demand in the U.S. following last year's peak performance, weak economic conditions in Europe adversely impacting cylinder operations in Germany and a slowing market recovery in Brazil.

         During the first nine months of fiscal 1996, nonoperating expenses of $1,490,000 were $1,273,000 lower than the same period last year, due principally to realized gains of $1,581,000, from the sale of certain assets in Germany and the United Kingdom, compared to $193,000 last year. During the same period, interest income of $781,000 was $687,000 lower than the same period last year and interest expense of $4,232,000 was $516,000 lower than the first nine months of fiscal 1995 as the Company experienced a general reduction in short-term borrowing and lower interest rates over the past twelve months. Late during the current period, the Corporation entered into a new loan agreement to fund the repurchase of approximately 2.0 million common shares. That loan was replaced with a new $190.0 million credit facility, of which the Company had $85.0 million outstanding as of July 31, 1996. In addition to the repurchase of the stock, the funds were used to purchase the outstanding loans of the Company's Employee Stock Ownership Plan ("ESOP") and for other general corporate purposes.

         The effective income tax rate of 34 percent reported during the first nine months of fiscal 1996, compared to 18 percent last year is due principally to lower income reported in the United States, where domestic income tax rates are lower than those recorded by the Corporation's foreign subsidiaries and the reduced utilization of tax loss carryforwards in Germany and nondeductibility of costs incurred in the takeover defense.

Financial Condition
- -------------------

         Cash and cash equivalents increased $15,681,000 since the beginning of fiscal 1996. Net cash provided by continuing operations of $30,854,000 compared to $4,367,000 used last year. Operating performance resulted in cash generated of $41,271,000 compared to cash used of $6,687,000 last year. Cash used by investing activities of $21,784,000 compared to $6,575,000 last year, was due principally to the receipt of $6,967,000 in fiscal 1995 from the German government as part of a planned capital expenditure program. Also last year, the Company received a cash distribution of $9,668,000 from the Treuhandanstalt, the regulatory agency of the Federal Republic of Germany responsible for the privatization of the former East German state-owned enterprises. This cash installment was paid to the Corporation according to the terms of the purchase agreement negotiated with the German government. Capital expenditures during the first nine months of fiscal 1996 of $13,808,000 were $8,869,000 or 39 percent lower than the same period last year. In light of current market conditions and economic trends, the Corporation diligently monitors its capital spending requirements.

         Internal cash flows are expected to continue to be sufficient to provide the necessary resources to support operating requirements and to finance capital expenditure programs. Supplemental borrowings against existing credit facilities will also be utilized as needed to finance the capitalization programs.

         Incoming trade customer bookings received during the first nine months of fiscal 1996 of $351,374,000 were only slightly lower than orders received last year, after adjusting for foreign currency exchange rate differences. Third quarter bookings received this year of $124,443,000 were $14,719,000 higher than orders received during the second quarter of fiscal 1996, adjusted for fluctuating foreign currencies. Current year Hydraulic Systems Group bookings received were 3 percent higher than the same period last year, with similar gains realized both domestically and overseas. Net trade bookings received by the Metal Products Group in the United States were down 12 percent from last year; the Astron Division in Europe received 3 percent fewer orders in the current nine-month period, compared to last year, adjusted for parity differences.

         Despite record first nine-month shipments in the current fiscal period, trade bookings outpaced net revenues on a consolidated basis. Worldwide backlog of $160,623,000 is 6 percent higher than the amount of uncompleted orders at the end of fiscal 1995, but 4 percent lower than the ending order backlog twelve months ago, both adjusted for foreign currency exchange rate differences.

         The Company remains optimistic for the balance of fiscal 1996, expecting operating income levels to approximate last year's record performance, exclusive of nonrecurring costs associated with the anti-takeover defense and Cuno spin-off. Net income is anticipated to be somewhat lower than fiscal 1995, due to higher effective tax rates and interest expense.

SUBSEQUENT EVENTS
- -----------------

         On September 9, 1996, the SEC and NASDAQ approved the Cuno shares for trading on the stock exchange. All results of Cuno will cease to be consolidated with Commercial Intertech as of that date.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

(a) Exhibit I - computation of per share earnings
    (in thousands, except per share data)

                                         Nine Months Ended     Three Months Ended
                                             July 31,               July 31,
                                         -----------------     ------------------
                                            1996    1995         1996     1995
                                          -------  -------     -------   -------
Primary
- -------
  Average shares outstanding............   15,369   15,363      15,176    15,427
  Net effect of dilutive stock options -
      based on the treasury stock
      method using average market
      price.............................      188      215         232       197
                                          -------  -------     -------   -------
          Total.........................   15,557   15,578      15,408    15,624
                                          =======  =======     =======   =======
  Income from continuing operations.....  $10,993  $17,744     $ 3,199   $ 3,974
  Preferred stock dividends and
      adjustments.......................   (1,544)  (1,563)       (513)     (520)
                                          -------  -------     -------   -------
  Income applicable to common stock.....  $ 9,449  $16,181     $ 2,686   $ 6,454
                                          =======  =======     =======   =======
  Per share amount......................    $0.61    $1.04       $0.17     $0.41
                                          =======  =======     =======   =======
  Net Income ...........................  $16,725  $21,820     $ 3,289   $ 8,393
  Preferred stock dividends and
      adjustments.......................   (1,544)  (1,563)       (513)     (520)
                                          -------  -------     -------   -------
  Income applicable to common stock.....  $15,181  $20,257     $ 3,316   $ 7,873
                                          =======  =======     =======   =======
  Per share amount......................  $  0.98  $  1.30     $  0.22   $  0.50
                                          =======  =======     =======   =======
Fully Diluted
- -------------
  Average shares outstanding............   15,369   15,363      15,176    15,427
  Net effect of dilutive stock options -
      based on the treasury stock
      method using the period end price,
      if higher than average market
      price.............................      303      215         285       198
  Common share equivalents:
      Series B Preferred................    1,288    1,303       1,284     1,301
                                          -------  -------     -------   -------
          Total ........................   16,960   16,881      16,745    16,926
                                          =======  =======     =======   =======

  Income from continuing operations.....  $10,993  $17,744     $ 3,199   $ 6,974
  Preferred stock (Seried B) dividends
     rate adjustment....................   (1,023)  (1,075)       (343)     (358)
                                          -------- --------    --------  --------
  Income applicable to common stock.....  $ 9,970  $16,669     $ 2,856   $ 6,616

  Per share amount......................    $0.59    $0.99       $0.17     $0.39
                                          =======  =======     =======   =======
  Net Income............................  $16,725  $21,820     $ 3,829   $ 8,393
  Preferred stock (Series B)
     dividends rate adjustment..........   (1,023)  (1,075)       (343)     (358)
                                          -------  -------     -------   -------
  Income applicable to common stock.....  $15,702  $20,745     $ 3,486   $ 8,035
                                          =======  =======     =======   =======
  Per share amount......................    $0.93    $1.23       $0.21     $0.47
                                          =======  =======     =======   =======

Exhibit 27 - Financial Data Schedule

(b)  Reports On Form 8-K

No reports were filed on Form 8-K during the quarter for which this report is filed.

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COMMERCIAL INTERTECH CORP.

Date September 12, 1996       By   /s/ Hubert Jacobs van Merlen
     -------------------        --------------------------------
                                Hubert Jacobs van Merlen
                                Senior Vice President and
                                Chief Financial Officer