Form 10-K
period 1996-10-31
COMMERCIAL INTERTECH CORP
filed 1997-01-27
CIK 22470

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended October 31, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of January 2, 1997, 13,596,108 common shares were outstanding, and the aggregate market value of the common shares (based upon the last price on that date) was approximately $186,946,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K.

     Notice of Annual Meeting of Shareholders March 26, 1997 and
Proxy Statement filed January 21, 1997. . . Part III, Items 10-13
                                            Part IV, Item 14


     The exhibit index is located on page 61.

                                     Part I
ITEM I.  BUSINESS

         (a)   General development of business:

         Commercial Intertech Corp. (formerly Commercial Shearing, Inc.) was incorporated in Ohio in 1920. The Company is engaged in the design, manufacture and sale of products in two business groups: hydraulic systems and building systems and metal products. In 1986, the Company acquired Cuno, Incorporated ("Cuno"), a manufacturer of fluid purification products. The Company made a 100% spin-off of the common stock of the Cuno business in 1996. Therefore, the hydraulic systems and building systems and metal products account for all of the Company's business. Unless otherwise noted, all references in this report of the Registrant relate to the continuing businesses.

         (b)   Financial information about industry segments:

         See Note I - Segment Reporting - to the Notes to Consolidated Financial Statements on pages 49 and 50.

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

         In June 1996, the Company acquired the assets of Component Engineering Company, a manufacturer of cartridge valves and integrated circuits. The Company continues to operate the business from its location in Chanhassen, Minn.

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

BUILDING SYSTEMS AND METAL PRODUCTS

         The building systems and metal products operations consist of two units: metal stampings and Astron (custom-engineered metal buildings). The Company produces custom and standard metal stampings, including tank ends and a wide variety of other stamped steel products, such as wheels for tracked vehicles, components for railcar brake activators, couplings and covers for mechanical power transmission applications, large circuit breaker covers, and circular closures for a broad variety of vessels and containers produced in sized from 4 inches to 24 feet. Also known as tank ends or tank heads, this product line is the most comprehensive and extensive in the U.S., serving thousands of customers from three manufacturing locations and seven strategically located Distribution Centers.

         The Domestic Metals' Distribution Center concept is unique to the industry, and has successfully served both large and small vessel fabricators for over 35 years providing 48 hour delivery service. The Distribution Center concept remains a major contributor to the success of Domestic Metals operations. The sales and marketing activities for metal stampings are conducted in North America with exports to Pacific Rim and South America by a sales organization of approximately 23 persons. The metal stamping unit competes successfully for specialty custom designed and formed products in a variety of shapes and sizes with regional domestic companies that often have lower freight producing costs. Additionally, standard products are offered for sale from seven fast service distribution centers in Saginaw, Texas; Atlanta, Georgia; Chicago, Illinois; Hagerstown, Maryland; Seattle, Washington; Middleboro, Massachusetts and Orange, California.

         Domestic Metals purchased the former Hall F&D Head Company in Saginaw, Texas, in 1995 now known as the Southern Metals Division. This Division along with the Orange County facility produces specialty medium and large diameter products in a broad variety of circular shapes for the storage tank and pressure vessel industries.

         Astron, the European market leader in metal building systems, produces single and multi story buildings that serve as aircraft hangars, indoor athletic facilities, automobile showrooms, offices, supermarkets, factories and warehouses. Astron buildings are sold throughout the twelve countries of the European Economic Community, in Scandinavia and in Eastern Europe, as well as in China and South Korea. This division developed its own computerized building pricing and proposal system, known as Cyprion, that tailors buildings to customers' precise dimension and design requirements. Through Cyprion, Astron's nearly 400 qualified builder/dealers can provide pricing and building plans in a fraction of traditional architectural time. The builder/dealers are supported by Astron's sales force of nearly 91 persons. Additionally, Astron has developed state of the art work stations utilizing computer design technology which automatically configures optimum parameters for more efficient use of material maximizing manufacturing technology.

         Four years ago Astron entered into a joint venture with Arbed, Europe's fifth largest steel producer, and is now producing multistory steel buildings for European markets. Commercial acquired the remaining interest from Arbed effective November 1, 1995. In addition, in 1992 the Astron Division licensed Geoyang Development Co., Ltd. of South Korea, to manufacture, sell and erect Astron buildings in Korea. Geoyang now know as POSEC, is also cooperating with the Company's Luxembourg location for marketing and manufacturing throughout the Pacific Rim. POSEC is a Division of Posco Steel, the world's second largest steel producer.


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

RESEARCH AND PRODUCT DEVELOPMENT

         The Company conducts research and development primarily for its hydraulics systems products. In fiscal 1996 the Company expended $5,897,000 for research and development of various hydraulic products as compared to $5,966,000 and $5,409,000 in 1995 and 1994, respectively. The Company intends to continue substantial expenditures on research and development in this area in order to bring developmental products to market.

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

EMPLOYEES

         The Company employs approximately 3,340 full-time employees worldwide. The Company believes that its labor relations are generally satisfactory.

BACKLOG

         The backlog of orders believed to be firm at the end of fiscal 1996 was approximately $142,000,000. Backlogs at the end of fiscal years 1995 and 1994 were $155,000,000 and $142,000,000, respectively. Registrant expects a substantial portion of its order backlog at the end of 1996 will be shipped during fiscal 1997.

         (d) Financial information about foreign and domestic operations and export sales.

         See Note I - Segment Reporting - to the Notes to Consolidated Financial Statements on pages 49 and 50.

ITEM 2.  PROPERTIES

         The principal plants of the Registrant and its subsidiaries by industry segments are located in:

Owned:
                                     Building Systems and
Hydraulic Systems                    Metal Products
--------------------                 --------------
Youngstown, Ohio                     Youngstown, Ohio
Hicksville, Ohio                     Diekirch, Luxembourg
Kings Mountain, N. Carolina          Orange, California
Benton, Arkansas                     Saginaw, Texas
Mairinque, Brazil                    Sternbeck, Czech Republic
Grantham, England
Minneapolis, Minnesota
Chanhassen, Minnesota
Port Melbourne, Australia
Warwick, England
Chemnitz, Germany
Geringswalde, Germany


LEASED:
-------

Building Systems and
Metal Products
--------------------
Hagerstown, Maryland
Chicago, Illinois
Atlanta, Georgia
Seattle, Washington
Middleboro, Massachusetts


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding executive officers of the Registrant is presented in Part III below and incorporated herein by reference.

                                    Part II

ITEM 5.  COMPANY COMMON STOCK

         The Company's common stock is traded on the New York Stock Exchange under the ticker symbol TEC. The following is the range of high and low sales prices and cash dividends paid per share for fiscal 1996 and 1995 by quarters.

                             RANGE OF SALES
                                 PRICES
                             --------------     DIVIDENDS
                             HIGH       LOW     PER SHARE
                             ----       ---     ---------
    1996:
         First quarter. . . $19 3/8   $16 1/2    $.135
         Second quarter . .  20        18         .135
         Third quarter. . .  30        18         .135
         Fourth quarter . .  26 3/4    10 11/16   .135
                                                 -----
                                                 $.540
                                                 =====

    1995:
         First quarter . . .$19 5/8   $15 3/4    $.125
         Second quarter. . . 22 3/8    18 3/4     .125
         Third quarter . . . 22 3/4    15 7/8     .125
         Fourth quarter* . . 20 3/4    16 7/8     .135
                                                 -----
                                                 $.510
                                                 =====

         * Shares prices include periods before and after the 100% spin-off of Cuno Incorporated on September 10, 1996 which had a market value of $15 per share.

         As of October 31, 1996, there were 3,718 shareholders of record of Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY OF FINANCIAL DATA, 1986 - 1996
Commercial Intertech Corp. and Subsidiaries

(in thousands, except per-share data and ratios)  1996       1995      1994      1993      1992      1991
                                                  ----       ----      ----      ----      ----      ----
INCOME DATA - Note A
  Net sales. . . . . . . . . . . . . . . . .    $465,209   $459,137  $373,820  $317,806  $322,413  $305,942
  Gross profit . . . . . . . . . . . . . . .     124,216    122,015   106,832    88,243    94,550    90,801
  Interest expense . . . . . . . . . . . . .       7,083      6,238     4,262     5,472     4,650     4,549
  Income from continuing operations before
     income taxes and extraordinary items. .      23,738     30,379    25,760    23,151    28,163    32,150
  Income taxes . . . . . . . . . . . . . . .       8,382      6,097     7,948     8,435     9,402    13,242
  Income from continuing operations before
     extraordinary items . . . . . . . . . .      15,356     24,282    17,812    14,716    18,761    18,908
  Discontinued operations - CUNO                   6,083      6,101     7,269      (701)   (4,300)    1,209
  Net income . . . . . . . . . . . . . . . .      17,395     30,383    25,081    14,015    17,436    11,103
Earnings per share - Note B
     Primary:
        Income from continuing operations
          before extraordinary items. . . . .        .87      1.42      1.03       .84        .97       .85
        Net income. . . . . . . . . . . . . .       1.01      1.82      1.50       .79        .88       .32
     Fully diluted:
        Income from continuing operations
           before extraordinary items. . . . .       .83      1.35       .98       .80        .92       .80
        Net income . . . . . . . . . . . . .         .95      1.72      1.41       .76        .84       .32
     Dividends per share of common stock:
     Cash. . . . . . . . . . . . . . . . . .         .54       .51       .48       .45        .45       .45
     Stock . . . . . . . . . . . . . . . . .         --        --        50%       --         --        --

OTHER FINANCIAL DATA - Note A
  Total assets . . . . . . . . . . . . . . .    $337,116  $402,679  $370,595  $302,295   $301,734  $289,712
  Current assets . . . . . . . . . . . . . .     190,403   182,859   172,760   114,082    113,209   102,330
  Less current liabilities - . . . . . . . .     116,223   117,420    99,482    78,934     76,040    62,383
     Net working capital - . . . . . . . . .      74,180    65,439    73,278    35,148     37,169    39,947
  Net plant investment . . . . . . . . . . .      96,620    94,795    77,105    65,426     70,586    71,753
  Gross capital expenditures . . . . . . . .      17,712    31,709    19,236     6,194      7,387    11,543
  Long-term debt . . . . . . . . . . . . . .      93,415    69,869    71,846    72,479     79,974    48,268
  Redeemable preferred stock . . . . . . . .           0         0         0         0          0    38,491
  Shareholders' equity . . . . . . . . . . .      87,161   176,593   147,982   120,106    117,405   112,608
  Shareholders' equity per share - Note C. .        5.94     11.07      9.44      7.74       7.74      7.59
  Actual number of shares outstanding
     at year-end . . . . . . . . . . . . . .      13,560    15,440    15,199    15,056     14,864    14,686
  Average number of shares outstanding
     during the year . . . . . . . . . . . .      15,256    15,582    15,327    15,096     14,863    14,888

RATIOS - Note A
  Gross profit to net sales. . . . . . . . .       26.7%     26.6%     28.6%     27.8%      29.3%     29.7%
  Income from continuing operations before
     extraordinary items to net sales. . . .        3.3%      5.3%      4.8%      4.6%       5.8%      6.2%
  Effective income tax rate. . . . . . . . .       35.3%     20.1%     30.9%     36.4%      33.4%     41.2%
  Income from continuing operations before
     extraordinary items to average
     shareholders' equity. . . . . . . . . .       11.6%     15.0%     13.3%     12.4%      16.3%     15.9%
  Ratio of current assets to
     current liabilities . . . . . . . . . .      1.64:1    1.56:1    1.74:1    1.45:1     1.49:1    1.60:1
  Ratio of long-term debt to
     shareholders' equity plus
     long-term debt. . . . . . . . . . . . .       51.7%     28.3%     32.7%     37.6%      40.5%     30.0%

Note A - All years have been restated to reflect the 100% spin-off of CUNO
         Incorporated as of September 10, 1996. Fiscal years 1991-1996 have been computed in accordance with Employers' Accounting for Postretirement Benefits Other Than Pensions, SFAS No. 106. Fiscal years 1992-1996 have been computed in accordance with Accounting for Income Taxes, SFAS No.
         109. Prior years have not been restated.

Note B - Based on weighted average number of shares outstanding adjusted for all subsequent share dividends.

Note C - Based on actual number of shares outstanding at end of period adjusted for all subsequent share dividends.



ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY OF FINANCIAL DATA, 1986 - 1996
Commercial Intertech Corp. and Subsidiaries

(in thousands, except per-share data and ratios)      1990      1989      1988      1987      1986
                                                      ----      ----      ----      ----      ----
INCOME DATA - Note A
  Net sales. . . . . . . . . . . . . . . . . .      $322,167  $300,640  $279,369  $227,185  $207,394
  Gross profit . . . . . . . . . . . . . . . .       101,061    96,180    83,072    66,352    60,890
  Interest expense . . . . . . . . . . . . . .         4,592     6,168     7,576     7,713     7,417
  Income from continuing operations before
     income taxes and extraordinary items. . .        41,636    42,085    27,944    15,623    15,474
  Income taxes . . . . . . . . . . . . . . . .        17,809    16,251    11,552     6,193     6,399
  Income from continuing operations before
     extraordinary items . . . . . . . . . . .        23,827    25,834    16,392     9,430     9,075
  Discontinued operations - CUNO . . . . . . .         3,780    (1,715)      372     1,794     1,542
  Net income . . . . . . . . . . . . . . . . .        27,607     6,730    16,564    11,224    10,616
Earnings per share - Note B
     Primary:
        Income from continuing operations
          before extraordinary items  . . . . .         1.14      1.45       .98       .57       .55
        Net income  . . . . . . . . . . . . . .         1.36       .38       .99       .68       .64
     Fully diluted:
        Income from continuing operations
           before extraordinary items . . . . .         1.10      1.39       .94       .57       .55
        Net income. . . . . . . . . . . . . . .         1.31       .38       .95       .67       .64
     Dividends per share of common stock:
     Cash . . . . . . . . . . . . . . . . . . .          .44       .40       .38       .37       .37
     Stock. . . . . . . . . . . . . . . . . . .           --        --        --        --        --

OTHER FINANCIAL DATA - Note A
          Total assets  . . . . . . . . . . . .     $315,617  $298,252  $279,073  $255,773  $249,678
  Current assets. . . . . . . . . . . . . . . .      124,936   109,474   100,129    85,773    79,955
  Less current liabilities -. . . . . . . . . .       70,775    74,423    61,981    43,253    36,943
     Net working capital -. . . . . . . . . . .       54,161    35,051    38,148    42,520    43,012
  Net plant investment. . . . . . . . . . . . .       71,376    58,166    51,628    52,509    52,618
  Gross capital expenditures. . . . . . . . . .       16,432    12,056     7,145     5,408    10,810
  Long-term debt. . . . . . . . . . . . . . . .       64,871    39,175    57,429    69,910    80,910
  Redeemable preferred stock. . . . . . . . . .       37,594         0         0         0         0
  Shareholders' equity. . . . . . . . . . . . .      124,891   170,463   146,828   131,664   121,626
  Shareholders' equity per share - Note C . . .         8.45      8.96      8.85      7.99      7.39
  Actual number of shares outstanding
     at year-end. . . . . . . . . . . . . . . .       14,781    19,030    16,585    16,487    16,456
  Average number of shares outstanding
     during the year. . . . . . . . . . . . . .       16,994    17,852    16,664    16,565    16,493

RATIOS - Note A
  Gross profit to net sales . . . . . . . . . .        31.4%     32.0%     29.7%     29.2%     29.4%
  Income from continuing operations before
     extraordinary items to net sales . . . . .         7.4%      8.6%      5.9%      4.2%      4.4%
  Effective income tax rate . . . . . . . . . .        42.8%     38.6%     41.3%     39.6%     41.4%
  Income from continuing operations before
     extraordinary items to average
     shareholders' equity . . . . . . . . . . .        16.1%     16.3%     11.8%      7.4%      7.7%
  Ratio of current assets to
     current liabilities. . . . . . . . . . . .       1.77:1    1.47:1    1.62:1    1.98:1    2.16:1
  Ratio of long-term debt to
     shareholders' equity plus
     long-term debt . . . . . . . . . . . . . .        34.2%     18.7%     28.1%     34.7%     39.9%

Note A - All years have been restated to reflect the 100% spin-off of CUNO
         Incorporated as of September 10, 1996. Fiscal years 1991-1996 have been computed in accordance with Employers' Accounting for Postretirement Benefits Other Than Pensions, SFAS No. 106. Fiscal years 1992-1996 have been computed in accordance with Accounting for Income Taxes, SFAS No.
         109. Prior years have not been restated.

Note B - Based on weighted average number of shares outstanding adjusted for all subsequent share dividends.

Note C - Based on actual number of shares outstanding at end of period adjusted for all subsequent share dividends.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS 1994-1996

RESULTS OF OPERATIONS
---------------------
CONSOLIDATED RESULTS

         On July 29, 1996, the Company announced that the Board of Directors had voted to declare a dividend to Commercial Intertech Corp.'s common shareholders of 100 percent of the common stock of CUNO Incorporated ("CUNO"), the fluid purification segment of the business. New shares of CUNO Incorporated were issued on the basis of one common share for each Commercial Intertech common share outstanding, payable to holders of record as of the close of business on August 9, 1996. Each holder of record of Commercial Intertech common shares at the close of business on September 10, 1996, the payable date for the Distribution, received one share of CUNO Common Stock for every one share of Commercial Intertech common share. The financial results and net assets of CUNO have been restated and presented as a discontinued operation in the accompanying consolidated financial statements for all periods presented.

         CUNO and Commercial Intertech entered into a Distribution and Interim Services Agreement (the "Services Agreement") providing for, among other things, the principal corporate transactions required to effect the separation of CUNO from Commercial Intertech, the distribution, and certain other arrangements governing the relationship between CUNO and Commercial Intertech with respect to or in consequence of the Distribution. Subject to certain exceptions, the Services Agreement provides for cross-indemnities to place financial responsibility for the liabilities of the CUNO business with CUNO, and financial responsibility for the liabilities of the Commercial Intertech remaining businesses with Commercial Intertech.

--------------------------------

         The Services Agreement provides for the allocation of benefits between the companies under existing insurance policies after the distribution date and sets forth procedures for the administration of insured claims. The Services Agreement provides that, in general, all costs and expenses related to the distribution will be paid by CUNO. The Services Agreement also provides that certain services, including tax, accounting, payroll, employee benefit and legal services, which had historically been provided to CUNO by the Company would continue to be provided following the distribution date, at rates specified in such agreement for a period up to twelve months.

         Through the distribution date, the results of the operations of CUNO have been and will be included in Commercial Intertech's domestic and foreign income tax returns. As part of the distribution, CUNO and the Company entered into a Tax Allocation Agreement ("Tax Agreement") which provided, among other things, for the allocation between the parties thereto of federal, state, local and foreign tax liabilities for all periods through the distribution date. The Tax Agreement also allocates between CUNO and Commercial Intertech any liability for taxes which arise in the event the distribution does not qualify as tax-free under Section 355 of the Internal Revenue Code. Under the Tax Allocation Agreement, if the Distribution is determined to be taxable because a change of control of Commercial Intertech occurs, then the resulting tax liability shall be borne solely by Commercial Intertech. If the Distribution is determined to be taxable because of a change of control of CUNO, then the resulting tax liability shall be borne solely by CUNO. If a tax liability arises in connection with the Distribution for any reason not set forth above, then such liability shall be borne equally by Commercial Intertech and CUNO. For purposes of the Tax Allocation Agreement "a change of control" means a greater than 50% change in stock ownership, measured by vote and value of either company.

--------------------------------


         The spin-off of CUNO has been reflected as a discontinued operation by the Company. Continuing operations include the Company's remaining Hydraulics Systems and Building Systems and Metal Products segments. The remaining discussion relates to the Company's continuing operations and excludes CUNO's historical results.

         During the third quarter of 1996, the Company received an unsolicited tender offer from United Dominion Industries, Ltd., which the Board of Directors voted unanimously as inadequate and confirmed the Company's strategic plan to spin-off to shareholders 100 percent of its wholly-owned CUNO Incorporated filtration subsidiary. In addition, the Board of Directors approved a program to repurchase up to 2.5 million common shares. The cost of $8.2 million associated with the successful defense against the hostile takeover attempt and the cost to further reorganize the remaining core businesses of the Company are recorded as nonrecurring defense and reorganization costs.

         Softness in the U.S. economy offset with improved business conditions in Europe and the United Kingdom resulted in improved sales and earnings after adjusting for nonrecurring defense and reorganization costs. Income from continuing operations before extraordinary items of $15.4 million was nearly identical to last year's income of $24.3 million and 33 percent higher than 1994 after adjusting for the $7.1 million (net of income taxes) nonrecurring charges. Results in 1994 included an after-tax charge of $3.8 million to close and consolidate certain operations in Europe. Net income of $25.1 million in 1994 includes a $5.5 million noncash gain from the reversal of tax accruals no longer required in connection with a discontinued operation.

--------------------------------


         Consolidated sales of $465.2 million were higher than those in 1995 and 1994 by 2 percent and 20 percent, respectively, after adjusting for the effects of exchange rate differences on foreign sales reported in U.S. dollars. Most of the three year improvement resulted from increased volume as price increases have been relatively modest during the period. Revenues of the Corporation's U.S. operations decreased slightly as the economy softened during the latter half of fiscal 1996 following an all-time high of $254.5 million in 1995, but surpassed those in 1994 by 16 percent.

         Domestic operations accounted for 54 percent of the Company's total sales in 1996 versus 55 percent in 1995 and 58 percent in 1994. Revenues for the Company's overseas operations increased by 3 percent over those in 1995 on a parity-adjusted basis. Most of the year-over-year gain occurred in the United Kingdom reflecting increased demand for the Company's products serving that region. Sales were generally higher in Europe and Australia but lower in Brazil as business conditions were flat in these regions.

         Operating income of $27.2 million was lower than 1995 and 1994 by 21 percent and 9 percent, respectively, before adjusting for the $8.2 million nonrecurring defense and reorganization costs incurred in 1996. Operating income before the nonrecurring charges was $35.4 million compared to $34.3 million in 1995 and $29.8 million in 1994. Operating income decreased by 19 percent for the Hydraulic Systems Group following four consecutive years of advances, while increasing by 57 percent in the Building Systems and Metal Products Group. Domestic metal stamping divisions improved for the second consecutive year and the Astron Division in Europe also reported significant improvements over 1995 and 1994.

--------------------------------

         Included in operating income for the three years are the financial results of the ORSTA Hydraulik operations which were acquired in 1994. Shares of ORSTA Hydraulik were acquired from the former Treuhandanstalt ("THA"), the regulatory agency of the Federal Republic of Germany responsible for the privatization of former East German state-owned enterprises. Under terms of the Purchase Agreement, Commercial Intertech tendered no financial consideration to acquire the shares received. In addition to the net assets of the companies, cash contributions were received from the THA to fund pre-existing capital investment programs and cover estimated operating losses over a period of two years. The loss indemnification was recorded as a deferred credit (negative goodwill) and was amortized to income through cost of products sold in accordance with a predetermined schedule of projected losses in each fiscal quarter over the two-year period. The combined German operations represented by this acquisition incurred operating losses of $7.8 million in 1996, after amortization of the deferred credit, on sales of $38.2 million and losses of $2.2 million after amortization of the deferred credit in 1995 on sales of $35.8 million. The impact on operating income in 1994 was negligible (see Note K for further details).

         Following the acquisition of ORSTA Hydraulik during the latter half of 1994, the Company announced strategic plans to close certain Hydraulic facilities in Europe, phase out some nonperforming products manufactured at those facilities, and consolidate the remaining core businesses with the ORSTA operation in Germany and other existing operations located in the United Kingdom. Included in cost of products sold for 1994 were charges of $4.2 million for the separation of employees, closure of facilities, writedown of unrecoverable fixed assets, and other incremental costs necessary to complete this consolidation effort. The program was executed in phases with two out of three segments being completed during 1995 and the final phase completed in 1996. This program will improve the Corporation's operating results over time through reduced employment costs, more effective utilization of plant and equipment, and lower depreciation expense.

INDUSTRY SEGMENTS
- HYDRAULIC SYSTEMS

         The Hydraulic Systems segment accounted for 63 percent of the Company's total sales and 55 percent of total operating income (excluding the nonrecurring charges) in 1996. Revenues in this segment increased by $8.7 million or 3 percent over last year, while operating income as reported was lower by $4.7 million. Most of the erosion occurred in the domestic units as the prolonged softness in demand from key industry segments lasted almost the entire fiscal year. Revenues remained flat during the year, however income suffered from higher material costs, expenses to re-engineer manufacturing processes and administrative systems, and the costs incurred to develop and launch a range of fluid power components for the automotive industry. The U.S. Cylinder Division and Oildyne, a manufacturer of miniature hydraulic systems, reported significant increases during the fourth quarter of 1996 in revenues and operating income compared with the corresponding period last year. Financial performance was favorable in the foreign segment during 1996 while results were flat except in the United Kingdom which reported strong demand for their products. The operations in Germany reported improved revenue in 1996 compared to 1995 but reported a combined operating loss of $7.8 million for the year. Improvements in efficiencies and productivity has been slower than expected, and operating results were further reduced by the start-up costs incurred in moving into the new cylinder facility and the sluggish economy in Europe.

-----------------------------

         In June of 1996, the Hydraulics Systems Group reported it acquired the assets of Component Engineering Company, a manufacturer of cartridge type hydraulic valves which are manifold mounted for both mobile and industrial applications. The manifold style valves complement the Company's existing lines of stack type valves. Subsequent to the year end, the Hydraulic Group also announced the stock purchase of Ultra Hydraulics Limited located near Gloucester, England, by its wholly-owned subsidiary in the United Kingdom. Ultra Hydraulics serves the mobile equipment market in the United Kingdom, Europe, the United States and the Far East. Major customers include manufacturers of material handling, turf care, construction, transportation and compaction equipment. Ultra's products complement and extend the range of pumps, motors and valves now offered by the Company.

         Capital expenditures amounted to $13.9 million for this segment in 1996 versus expenditures of $28.1 million in 1995 and $16.5 million in 1994. Included in the total for the current year are expenditures of $1.8 million for completion of a new cylinder facility in the United States as well as $1.3 million for part of the plant expansion for the valve facility in Hicksville, Ohio, and expenditures of $4.5 million for the continuing upgrades at our facilities located in Germany. Funding for most of these German projects was provided by the THA in accordance with the terms of the purchase. The majority of the remaining expenditures in 1996 pertain to ongoing equipment purchases in the U.S. to upgrade manufacturing performance and to outfit specialized machining cells for the manufacture of new products.

         Incoming orders for the Hydraulic Systems Group ended the year even with 1995. The backlog of unfilled orders to start the new fiscal year was about the same as last year, after adjusting for currency differences.

- BUILDING SYSTEMS AND METAL PRODUCTS

         The revenues were down slightly for this group in 1996 compared to 1995, but 28 percent higher than 1994. Operating income improved by 57 percent over 1995 and by 56 percent over 1994 as the overseas rebounded near the end of 1996. Sales for the Astron Division were higher than last year by 2 percent on a parity-adjusted basis, but earnings improved significantly following three years of continued decline. Increased pricing of products, lower operating costs at the satellite manufacturing operation in the Czech Republic and increased demand for our products were the main reason for the improvement. Sales were 3 percent lower than 1995 but 17 percent higher than 1994 for the Metal Stamping Division in the U.S. However, results remained at the same level as 1995. The continued strong demand comes from the transportation and home building industries. Sales were enhanced in 1996 and 1995 by the acquisition of a small manufacturer of large diameter steel heads located in Saginaw, Texas. The division's distribution center program, which has six locations in the U.S. continued strong performance in 1996. Operating income for the combined metal stamping operations in the U.S. was higher than 1995 and 1994 by 14 percent and 69 percent, respectively.

         Capital expenditures for this segment amounted to $3.9 million in 1996 versus $3.6 million in 1995 and $2.7 million in 1994. Nearly two-thirds of the 1996 expenditures pertained to upgrade production equipment, equipment for the satellite facility in the Czech Republic, and other office automation for the Astron Division. The balance of the spending in 1996 related to upgrades and replacement of production equipment in the U.S. General upgrades of Astron's facilities and production capabilities accounted for the majority of the capital expenditures in 1995 and 1994.

INDUSTRY SEGMENTS (CONTINUED)
-----------------------------

         Incoming orders for domestic operations were higher in the fourth quarter of 1996 compared to last year reflecting a somewhat stronger economy. The Astron Division also reported good bookings in the fourth quarter, but somewhat lower than in 1995 which included one large order shipped in early 1996. The backlog of unfilled orders to start the new year is lower by 18 percent from a year ago in the U.S., while the Astron backlog is off 14 percent after adjusting for foreign currency differences.

NONOPERATING INCOME AND EXPENSE

         Interest received from investments decreased from $1.8 million in 1995 to $1.0 million in 1996, due primarily, to available funds used to support the repurchase of common stock and to successfully defend against a hostile takeover attempt. Investment yields were marginally higher than those in previous periods.

         Approximately 90 percent of total interest expense incurred on borrowed funds in 1996 resulted from long-term obligations. Most of the long-term interest expense derived from the 1992 issuance of $45.0 million of 8.2 percent senior notes as part of a capital restructuring program. The senior notes were refinanced during the fourth quarter of 1996 with a bridge facility that also funded the Company's program to repurchase 2.0 million common shares. The interest on this new bridge financing was 8.5 percent. Remaining interest expense primarily pertains to long-term debt to fund major construction projects, equipment leases, and short-term borrowings to support current operations. Recorded as a credit to interest expense in 1994 is a $1.3 million reversal of an unrealized interest obligation accrued in prior years. Effective interest rates paid by the Company on long-term debt have increased slightly over the three-year period, primarily due to the bridge financing incurred during the fourth quarter of 1996. Short-term rates have fluctuated on an interim basis.

NONOPERATING INCOME AND EXPENSE (CONTINUED)

         Foreign currency exchange and translation gains and losses are included in other nonoperating expense. These amounts totaled $0.3 million gain in 1996, and losses of $0.3 million in 1995 and $1.8 million in 1994. The Company utilizes foreign currency forward contracts to hedge the principal and interest due on loans which are periodically made with foreign subsidiaries. Deferred gains and losses from such hedging activities were negligible at the end of the current fiscal year (see Note J).

         Other nonoperating income for 1996 includes $1.6 million gain on the sale of fixed assets. The unused assets were principally located in the United Kingdom and Germany.

TAXES

         The Company's effective tax rate increased to 35 percent in 1996 compared to 20 percent in 1995 primarily as the result of nonrecurring defense costs in 1996 and reduced utilization of tax loss carryforwards acquired with the ORSTA business in 1994 to shelter earnings of the Company's other German operations, including those of an Astron subsidiary. Remaining ORSTA net operating losses of approximately $120.2 million, may be carried forward indefinitely and are expected to provide tax relief on income earned by all operations in Germany for a number of years. Effective rates are also reduced by the favorable tax impact of reserve contracts and the exercise of stock options. Partially offsetting these benefits were the tax consequences of repatriating foreign earnings and state and local taxes levied on domestic income.

EXTRAORDINARY ITEMS

         The Company recorded an extraordinary charge of $4.0 million during the fourth quarter of 1996 for losses associated with early retirements of debt.

ACCOUNTING STANDARDS

         In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." The SOP does not make changes to existing accounting rules, but it clarifies how existing authoritative guidance on loss contingencies should be applied in determining environmental liabilities. The Company does not believe the SOP will have any material impact on future operations. The Company will be required to report under the SOP in financial statements for 1998.

         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123, "Accounting for Stock-Based Compensation" governing financial accounting and reporting standards for compensation plans which award employees in the form of stock options, restricted stock, performance shares, etc. As permitted by this Statement, the Company intends to continue to account for such compensation using the intrinsic value method in accordance with APB No. 25. Adoption of the new standard in this form will have no impact of reported income in future years. Pro forma disclosures as required by this pronouncement will apply to stock-based awards on or after November 1, 1995 and will first be disclosed in financial statements for 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is generally defined as the ability to generate cash, by whatever means available, to satisfy the short- and long-term needs of the Company. With respect to cash flow in 1996, the balance of cash and cash equivalents decreased from $32.9 million at the end of 1995 to $27.6 million at the end of 1996, after adjusting for the 100 percent spin-off of CUNO Incorporated as a discontinued operation. The ORSTA acquisition made in 1994 continues to be a consumer of Company funds. Under terms of the ORSTA Purchase Agreement, Commercial Intertech received cash contributions from the THA and other German regulatory agencies to cover operating losses for a period of two years and fund pre-existing capital expenditures programs of the acquired businesses (see Note K). Contributions received since the acquisition date in accordance with the Agreement have aggregated to $47.1 million in 1995 and 1994, while cash consumed for operating requirements (inclusive of working capital needs) and capital investments has amounted to $28.2 million and $19.0 million, respectively. The ORSTA operations generated a net cash flow of $14.3 million in 1994 but consumed $5.2 million in 1996 and $9.3 million in 1995.

         Cash generated from Commercial Intertech's total continuing operations amounted to $45.6 million in 1996, representing an increase of $36.1 million from the previous year. A decrease in accounts receivable and a reduced amount of deferred credit amortization were the principal factors in the year-over-year increase. Income from discontinued operations and amortization of deferred credit are noncash in nature and therefore had no effect on cash flow in these periods.

         Cash used in investing activities amounted to $25.8 million in 1996. Capital expenditures totaled $18.0 million for the year versus $31.8 million in 1995 and $19.4 million in 1994 (see Note I). More than 50 percent of the current year spending pertained to expansion of production capacity, equipment upgrades to improve manufacturing performance, machine tools for the manufacture of new product introductions, construction of a new manufacturing facility, and purchase of advanced computer systems to support manufacturing processes and administrative functions. Completion of a new manufacturing facility, investments in technologically advanced production equipment, and other operating improvements for the ORSTA units accounted for most of the capital spending overseas during 1996 and 1995. Production equipment for the new Astron satellite facility in the Czech Republic accounted for part of the overseas expenditures. Construction of a new manufacturing facility, capacity expansion, equipment upgrades, and office automation in the U.S. accounted for the majority of the capital expenditures in the two preceding years. Authorized but unspent capital expenditure programs totaled $8.6 million at October 31, 1996. Major projects include the completion of the new valve plant expansion, on-going state-of-the-art production equipment for the Hydraulic Group, upgraded production equipment to improve efficiency and increase capacity for the Metal Products Group. Proceeds were received during 1996 from the sale of idle property and equipment located in the United Kingdom and Germany.

         Cash used in financing activities totaled $32.3 million. Principal activities included the refinancing of the Company's debt during the hostile takeover attempt by obtaining bridge financing to fund the repurchase of 2.0 million common shares, to purchase the ESOP senior notes, and to retire the $45.0 million senior notes that were outstanding. The bridge financing was replaced with a new $125.0 million senior revolving credit and $60.0 million term loan facilities. Other activities include the payment of reserve contract premiums, losses on early retirements of debt, dividend from CUNO Incorporated in connection with the spin-off, and the distribution of dividends to shareholders. Dividends totaled $10.2 million in 1996, of which $8.1 million were paid to shareholders of common stock.

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         As part of a restructuring program completed in 1990, the Company established two leveraged employee stock ownership plans (the ESOPs) and sold Series B cumulative preferred shares to the plans for approximately $25.0 million. The ESOPs borrowed funds to purchase the Series B shares. During 1993, the ESOPs completed a refinancing program whereby a floating rate loan was replaced with a $23.4 million, 7.8 percent, 17-year term loan privately placed with a group of insurance companies. During 1996, the Company purchased the outstanding loan from the group. This program provides permanent financing for the remaining life of the benefit plan.

         In November 1996, the Company reported it acquired all of the outstanding common stock of Ultra Hydraulics Limited through its wholly-owned subsidiary, Commercial Intertech Limited, located in the United Kingdom. Ultra Hydraulics is headquartered near Gloucester, England and employs more than 300 men and women in the United Kingdom and the United States. Commercial Intertech will account for the stock acquisition of Ultra as a purchase. The initial purchase price of Ultra is approximately $43.0 million and is subject to adjustments based upon audit. The funds were provided as part of the new senior revolving credit and term loan agreement entered into at the end of October, 1996.

         Internal cash flows are expected to be sufficient to provide the capital resources necessary to support operating needs and finance capital expenditure programs in the coming year. The Company has a $51.0 million (excluding the funds related to the purchase of Ultra Hydraulics Limited) credit facility available which expires in 2001. The funds available to the Company under this agreement may be used for any general corporate purpose. Including this facility, total credit lines of $91.1 million, denominated in both domestic and foreign currencies, were available to the Company at fiscal year-end. Borrowing rates to start the new year were generally lower than the same period a year ago, reflecting prevailing market conditions.

IMPACT OF INFLATION AND CHANGING PRICES

         Rates of inflation were approximately the same as the previous year, ranging from 2 to 4 percent in most instances. Manufacturing and operating costs generally advanced in line with inflation, but the continuing trend of competitive pressures and price resistance in the marketplace limited the extent to which cost increases could be passed along to customers in 1996. Selling price increases were implemented to cover rising costs for wages, benefits, raw materials, purchased components and other manufacturing costs. Consequently, the Corporation relied upon volumetric efficiencies, productivity improvements and cost saving measures to offset the shortfall in pricing and successfully maintain or improve profit margins in most business units. Margins improved for the Astron Division where weak industry prices and price discounting in certain market segments have adversely affected profitability over the previous two years.

         The ability to recover cost increases and maintain margins continues to be a major challenge for most operating units, and the Company relies upon cost containment, aggressive purchasing, quality initiatives and cost-saving capital investments to combat profit erosion and remain competitive.


BUSINESS OUTLOOK

         The consolidated backlog of unfilled orders amounted to $142.0 million at the end of the year which, after adjusting for the effects of exchange rate differences on foreign segments, represents a decrease of 6 percent over the previous fiscal year-end. Substantially all of the consolidated backlog is deliverable in 1997.

         Business conditions to start the new fiscal year for the Company's domestic operations are uneven but early signs indicate that demand will increase in most of our core product lines for 1997. Recent reports suggest that economic growth in the U.S. will continue as consumer confidences are high and interest rates remain low. First quarter earnings for the Company's domestic operations are expected to be seasonally lower, but profit improvements are anticipated for the entire year. The Company intends to realize benefits from major 1996 capital investments to improve productivity and also stands to benefit from the added business volume of the recent acquisitions of Component Engineering and Ultra Hydraulics. The production inefficiencies and development costs associated with start-ups of a number of new hydraulic products, including small displacement pumps, pressure compensated valves, and the introduction of a new line of piston pumps, are now behind us. These new products, all of which enhance our competitive position and open new markets to us, as well as the continued growth in miniature and specialized hydraulics, are expected to contribute to improved results.

         Prospects are mixed for the Company's overseas operations to start the year. Ongoing efforts to reorganize and make profitable the hydraulic operations in Germany will continue to adversely impact earnings early in the new year, but significant improvements are expected in 1997 from strengthening of market conditions, additional volume from new product introduction, and successful negotiations with agencies of the German government to extend operating subsidies for one of the business units acquired from the former Treuhandanstalt
(THA) in 1994. Conditions are brighter for the Astron Division as demand is expected to increase in major European markets, with particular strength in Eastern Europe. Pricing should remain similar to the level of 1996 while manufacturing costs will hold steady as a result of full manufacturing status at the Czech Republic facility and continuation of a favorable trend in material costs. Elsewhere, the outlook is excellent for continued economic growth in the United Kingdom, coupled with the new acquisition of Ultra Hydraulics. Continued growth is again expected in Australia and Brazil.

         The Company continues to invest in capital improvements, identify and implement strategic initiatives, and reduce overheads where possible to lower operating costs and improve profitability. The competitive advantages which these programs provide, our ability to meet the challenges of globalization and increased international competition, and continuation of moderate growth in world economies cause us to anticipate strong consolidated results again in 1997.

FORWARD LOOKING INFORMATION

         Because Commercial Intertech wants to provide shareholders with more meaningful and useful information, this Annual Report contains certain statements which reflect the Company's current expectations regarding the future results of operations, performance and achievements. Commercial Intertech Corp. has tried, wherever possible, to identify these "forward looking statements by using words such as "anticipate," "believe," "estimate," "expect" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to risks and uncertainties which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by these statements. These risks and uncertainties include the following: the effectiveness of the Company's program to reduce general corporate and operating unit overhead; volumes of shipments of the Company's products, changes in the Company's product mix and product pricing; costs of raw materials; the rate of economic and industry growth in the United States and the other countries in which the Company conducts its business; economic and political conditions in the foreign countries in which the Company conducts a substantial part of its operations and other risks associated with international operations including taxation policies, exchange rate fluctuations and the risk of expropriation; the Company's ability to protect its technology, proprietary products and manufacturing techniques; changes in technology, changes in industrial requirements and risks generally associated with new product introductions and applications; and domestic and international competition in the Company's global markets. The Company is not obligated to update or revise these "forward looking" statements to reflect new events or circumstances.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENTS OF CONSOLIDATED INCOME
COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES

YEAR ENDED OCTOBER 31,                        1996      1995        1994
                                            --------  --------    --------
                                         (IN THOUSANDS, EXCEPT PER-SHARE DATA)
Net sales.................................  $465,209  $459,137    $373,820
Less costs and expenses:
   Cost of products sold..................   340,993   337,122     271,228
   Selling, administrative and
     general expenses.....................    88,799    87,670      72,799
   Nonrecurring defense and
     reorganization costs.................     8,202         0           0
                                            --------- ---------   ---------
                                             437,994   424,792     344,027
                                            --------- ---------   ---------
Operating income..........................    27,215    34,345      29,793

Nonoperating income (expense):
   Interest income........................     1,031     1,837       1,321
   Interest expense.......................    (7,083)   (6,238)     (4,262)
   Gain on sale of assets.................     1,603       204         123
   Other..................................       972       231      (1,215)
                                            ---------  --------   ---------
                                              (3,477)   (3,966)     (4,033)
Income from continuing operations before
   income taxes and extraordinary items...    23,738    30,379      25,760

Provision for income taxes:
   Current................................    10,875     5,706       8,458
   Deferred...............................    (2,493)      391        (510)
                                            ---------  --------   ---------
                                               8,382     6,097       7,948
                                            ---------  --------   ---------
Income from continuing operations before
   extraordinary items....................    15,356    24,282      17,812
Income from discontinued operations (net
   of income taxes of $4,857 in 1996,
   $3,462 in 1995 and $236 in 1994).......     6,083     6,101       7,269
Extraordinary items (losses on early
   retirement of debt, net of income
   tax benefits of $2,694)................    (4,044)        0           0
                                            ---------  --------   ---------

Net income................................  $ 17,395  $ 30,383    $ 25,081
                                            ========= =========   =========

Preferred stock dividends and adjustments.    (2,058)   (2,084)     (2,097)
                                            --------- ---------   ---------

Net income applicable to common stock.....  $ 15,337  $ 28,299    $ 22,984
                                            ========= =========   =========

Earnings per share of common stock:
    Primary:
     Income from continuing operations
       before extraordinary items.........    $0.87     $1.42       $1.03
     Income from discontinued operations..     0.40      0.40        0.47
     Extraordinary items..................    (0.26)     0.00        0.00
     Net income...........................     1.01      1.82        1.50
    Fully diluted:
     Income from continuing operations
       before extraordinary items.........    $0.83     $1.35       $0.98
     Income from discontinued operations..     0.36      0.37        0.43
     Extraordinary items..................    (0.24)     0.00        0.00
     Net income...........................     0.95      1.72        1.41


See notes to consolidated financial statements.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)


CONSOLIDATED BALANCE SHEETS

COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES

                                                           OCTOBER 31,
                                                        1996       1995
                                                     --------------------
                                                        (in thousands)
ASSETS
   CURRENT ASSETS
      Cash (including equivalents of $19,291
         in 1996 and $23,656 in 1995) . . . . . . .  $ 27,552    $ 32,949
      Accounts and notes receivable, less
         allowances for doubtful accounts of
         $1,724 in 1996 and $2,306 in 1995. . . . .    70,399      81,540
      Inventories . . . . . . . . . . . . . . . . .    58,129      51,719
      Deferred income tax benefits. . . . . . . . .    15,515      11,639
      Prepaid expenses and other current assets . .     4,012       5,012
      Dividend receivable from discontinued
         operations . . . . . . . . . . . . . . . .     4,612           0
      Receivable from discontinued operations . . .    10,184           0
                                                     --------    --------
                               TOTAL CURRENT ASSETS   190,403     182,859
   NONCURRENT ASSETS
      Intangible assets . . . . . . . . . . . . . .     9,051       2,098
      Pension assets. . . . . . . . . . . . . . . .    37,371      32,478
      Net assets of discontinued operations . . . .         0      86,883
      Other noncurrent assets . . . . . . . . . . .     3,671       3,566
                                                     --------    --------
                            TOTAL NONCURRENT ASSETS    50,093     125,025
                                                     --------    --------

   PROPERTY, PLANT AND EQUIPMENT
      Land and land improvements. . . . . . . . . .     6,379       7,400
      Buildings . . . . . . . . . . . . . . . . . .    51,353      45,527
      Machinery and equipment . . . . . . . . . . .   130,314     121,932
      Construction in progress. . . . . . . . . . .     8,863      12,198
                                                     --------    --------
                                                      196,909     187,057
      Less allowance for depreciation . . . . . . .   100,289      92,262
                                                     --------    --------
                                                       96,620      94,795
                                                     --------    --------

                                       TOTAL ASSETS  $337,116    $402,679
                                                     ========    ========

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)



CONSOLIDATED BALANCE SHEETS

COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES

                                                          October 31,
                                                       1996        1995
                                                     --------------------
                                                          (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
      Bank loans. . . . . . . . . . . . . . . . . .  $  2,745    $  9,285
      Accounts payable. . . . . . . . . . . . . . .    51,648      47,697
      Accrued payrolls and related taxes. . . . . .    17,116      20,564
      Accrued expenses. . . . . . . . . . . . . . .    37,175      32,637
      Dividends payable . . . . . . . . . . . . . .     2,449       2,788
      Accrued income taxes. . . . . . . . . . . . .     4,385       3,216
      Current portion of long-term debt . . . . . .       705       1,233
                                                     ---------   ---------
                          TOTAL CURRENT LIABILITIES   116,223     117,420

   NONCURRENT LIABILITIES
      Long-term debt. . . . . . . . . . . . . . . .    93,415      69,869
      Deferred income taxes . . . . . . . . . . . .    15,495      14,112
      Postretirement benefits . . . . . . . . . . .    24,822      20,954
      Deferred credit . . . . . . . . . . . . . . .         0       3,731
                                                     ---------   ---------
                       TOTAL NONCURRENT LIABILITIES   133,732     108,666

   SHAREHOLDERS' EQUITY
      Preferred stock, no par value:
         Authorized:  10,000,000 shares
         Series A participating preferred shares. .         0           0
         Series B ESOP convertible preferred shares
            Issued:  1996 - 1,039,657 shares
                     1995 - 1,053,508 shares. . . .    24,172      24,494
      Common stock, $1 par value:
         Authorized:  30,000,000 shares
            Issued:  1996 - 13,559,579 shares
              (excluding 2,211,868 in treasury)
                     1995 - 15,439,514 shares
              (excluding 149,043 in treasury) . . .    13,560      15,440
      Capital surplus . . . . . . . . . . . . . . .         0      38,396
      Retained earnings . . . . . . . . . . . . . .    67,808     112,907
      Deferred compensation . . . . . . . . . . . .   (17,594)    (18,851)
      Translation adjustment. . . . . . . . . . . .      (785)      4,207
                                                     ---------   ---------
                         TOTAL SHAREHOLDERS' EQUITY    87,161     176,593
                                                     ---------   ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $337,116    $402,679
                                                     =========   =========


See notes to consolidated financial statements.



ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
Commercial Intertech Corp. and Subsidiaries
                                                Year Ended October 31,
                                                1996      1995      1994
                                            -------------------------------
                                         (in thousands, except per-share data)
PREFERRED STOCK (Series B)
   Balance at beginning of year. . . . .    $ 24,494    $ 24,631   $ 24,758
   Shares converted. . . . . . . . . . .        (322)       (137)      (127)
                                            ---------   ---------  ---------
   Balance at end of year. . . . . . . .      24,172      24,494     24,631

COMMON STOCK
   Balance at beginning of year. . . . .      15,440      15,199     10,038
   Shares issued:
      Employee Stock Ownership Plan. . .          99          34         25
      Stock option and award plans . . .          65         207         63
   Shares issued as of September 1, 1994
      in stock split effected in the form
      of a 50% share dividend. . . . . .           0           0      5,073
   Repurchase program. . . . . . . . . .      (2,044)          0          0
                                            ---------   ---------  ---------
   Balance at end of year. . . . . . . .      13,560      15,440     15,199

CAPITAL SURPLUS
   Balance at beginning of year. . . . .      38,396      35,844     39,034
   Employee Stock Ownership Plan . . . .       1,458         631        112
   Stock option and award plans. . . . .       1,110       1,921      1,771
   Par value transferred to common stock
      in connection with stock split
      effected in form of share dividend           0           0     (5,073)
   Repurchase program. . . . . . . . . .     (56,937)          0          0
   Transfer from retained earnings . . .      15,973           0          0
                                            ---------   ---------  ---------
   Balance at end of year. . . . . . . .           0      38,396     35,844

RETAINED EARNINGS
   Balance at beginning of year. . . . .     112,907      91,649     75,087
   Net income for the year . . . . . . .      17,395      30,383     25,081
                                            ---------   ---------  ---------
                                             130,302     122,032    100,168
   Less:
     Dividends:
      Common (per share:  1996 - $0.54;
         1995 - $0.51; 1994 - $0.48) . .       7,847       7,862      7,239
      Preferred Series B . . . . . . . .       2,055       2,082      2,095
                                            ---------   ---------  ---------
                                               9,902       9,944      9,334
     Other preferred stock adjustments .        (811)       (819)      (815)
     Stock distribution -
      CUNO Incorporated. . . . . . . . .      37,430           0          0
     Transfer to capital surplus . . . .      15,973           0          0
                                           ----------   ---------   --------
   Balance at end of year. . . . . . . .      67,808     112,907     91,649

DEFERRED COMPENSATION. . . . . . . . . .     (17,594)    (18,851)   (20,108)

TRANSLATION ADJUSTMENT . . . . . . . . .        (785)      4,207        767
                                           ----------   ---------  ---------

      Total shareholders' equity . . . .    $ 87,161    $176,593   $147,982
                                           =========    =========  =========
Shareholders' equity per share of common
   stock . . . . . . . . . . . . . . . .      $ 5.94      $11.07     $ 9.44

See notes to consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
STATEMENTS OF CONSOLIDATED CASH FLOWS
COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES


                                                           Year Ended October 31,
                                                           1996    1995      1994
                                                        ----------------------------
                                                               (in thousands)
OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . . . . . . . . . $ 17,395  $ 30,383  $ 25,081
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Discontinued operations. . . . . . . . . . . .   (6,083)   (6,101)   (7,269)
         Provision for depreciation and amortization. .   12,566    11,276     9,808
         Amortization of deferred credit. . . . . . . .   (3,634)  (16,095)   (6,466)
         Extraordinary losses on early retirement
            of debt . . . . . . . . . . . . . . . . . .    6,738         0         0
         Postretirement benefits. . . . . . . . . . . .    2,205       634       383
         Pension plan credits . . . . . . . . . . . . .   (2,524)   (2,872)   (3,207)
         Change in deferred income taxes. . . . . . . .     (969)      278      (884)
         Change in current assets and liabilities:
            Decrease (increase) in accounts receivable.   10,446   (15,999)   (3,858)
            (Increase) in inventories . . . . . . . . .   (6,998)   (9,073)   (5,775)
            Decrease (increase) in prepaid expenses
               and other current assets . . . . . . . .      903    (2,843)   (1,187)
            Increase in accounts payable and accrued
               expenses . . . . . . . . . . . . . . . .   12,780    14,545    19,220
            Increase (decrease) in accrued income
               taxes. . . . . . . . . . . . . . . . . .    2,727     5,270    (6,301)
                                                        --------- --------- ---------
   Net cash provided by continuing operations . . . . .   45,552     9,403    19,545
   Net cash provided by discontinued operations . . . .    8,356     3,128     6,772
                                                        --------- --------- ---------
   Net cash provided by operating activities. . . . . .   53,908    12,531    26,317

INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets . . . . . . . . .    2,934       374       176
   Business acquisitions. . . . . . . . . . . . . . . .  (10,731)     (886)   11,140
   Installments received -- acquisition . . . . . . . .        0    17,146    18,833
   Investments in intangibles . . . . . . . . . . . . .      (25)      (46)     (243)
   Capital expenditures . . . . . . . . . . . . . . . .  (17,950)  (31,794)  (19,446)
                                                        --------- --------- ---------
   Net cash (used) provided by investing activities . .  (25,772)  (15,206)   10,460

FINANCING ACTIVITIES:
   Proceeds from long-term debt . . . . . . . . . . . .  268,500         0         0
   Principal payments on long-term debt . . . . . . . . (245,435)   (2,800)   (2,015)
   Net borrowings under bank loan agreements. . . . . .   (6,328)     (251)   (2,134)
   Repurchase of common shares. . . . . . . . . . . . .  (58,980)        0         0
   Debt early retirement. . . . . . . . . . . . . . . .   (6,738)        0         0
   Proceeds from reserve contracts. . . . . . . . . . .    2,136     2,089       830
   Purchase of reserve contracts. . . . . . . . . . . .   (3,566)   (3,475)   (3,430)
   Conversion of other assets . . . . . . . . . . . . .   (1,706)     (661)      621
   Dividend from CUNO Incorporated. . . . . . . . . . .   30,000         0         0
   Dividends paid . . . . . . . . . . . . . . . . . . .  (10,177)   (9,666)   (9,094)
                                                        --------- --------- ---------
        Net cash (used) by financing activities . . . .  (32,294)  (14,764)  (15,222)

Effect of exchange rate changes on cash and cash
   equivalents . . . . . . . . . . . . . . . .  . . . .   (1,239)    2,130     3,590
                                                        --------- --------- ---------
Net (decrease)increase in cash and cash equivalents . .   (5,397)  (15,309)   25,145
Cash and cash equivalents at beginning of year. . . . .   32,949    48,258    23,113
                                                        --------- --------- ---------
Cash and cash equivalents at end of year. . . . . . . . $ 27,552  $ 32,949  $ 48,258
                                                        ========= ========= =========
Supplemental disclosures:
Cash paid during the year for:
   Interest . . . . . . . . . . . . . . . . . . . . . . $  6,829  $  7,055   $ 6,612
   Income taxes . . . . . . . . . . . . . . . . . . . .   12,852     4,899    16,282

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commercial Intertech Corp. and Subsidiaries


NOTE A - ACCOUNTING POLICIES

Organization:
      Commercial Intertech Corp. ("Commercial Intertech" or the
"Company") is a multinational manufacturer of Hydraulic Systems and Building Systems and Metal Products. The Company operates twenty-seven facilities in nine countries.

Discontinued Operations
      On July 29, 1996 the Board of Directors of Commercial Intertech Corp. approved a plan to spin-off the Company's fluid purification business by declaring a dividend distribution of 100% of the common stock of CUNO Incorporated ("CUNO") on a pro-rata basis to the holders of Commercial Intertech common shares (the "Distribution"). Each holder of record of Commercial Intertech common shares at the close of business on September 10, 1996, the payable date for the Distribution, received one share of CUNO Common Stock for every one share of Commercial Intertech common share. No fractional shares of CUNO were issued. The net assets and operating results of CUNO are presented in the accompanying consolidated financial statements as a discontinued operation through the distribution date. The CUNO revenues through the distribution date were $147,934,000 in 1996, $162,699,000 in 1995 and $143,111,000 in 1994.

      In connection with the spin-off, the Board of Directors of Commercial Intertech declared a dividend of approximately $35,675,000 payable from the CUNO locations to Commercial Intertech, and immediately prior to the Distribution, CUNO assumed $30,000,000 of Commercial Intertech's debt in the form of a dividend.

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

Consolidation:
      The accounts of the Company and its subsidiaries are included in the consolidated financial statements. Intercompany accounts and transactions are eliminated upon consolidation. All statements and amounts presented have been restated to reflect the 100% spin-off of CUNO Incorporated as a discontinued operation.

      Distribution and reorganization costs incurred to successfully defend against a hostile takeover attempt and to further reorganize the remaining core businesses have been reported in operating income under the caption nonrecurring defense and reorganization costs.


Inventories:
      Inventories are stated at the lower of cost or market. Inventories in the United States are primarily valued on the last-in, first-out (LIFO) cost method. The method used for all other inventories is first-in, first-out (FIFO). Approximately 53 percent (52 percent in 1995) of worldwide inventories are accounted for using the LIFO method. Inventories as of October 31 consisted of the following:

                                            1996     1995
                                            ----     ----
                                            (in thousands)
       Raw materials . . . . . . . .      $21,090   $14,919
       Work in process . . . . . . .       27,353    27,677
       Finished goods. . . . . . . .        9,686     9,123
                                          -------   -------
                                          $58,129   $51,719
                                          =======   =======

      If all inventories were priced using the FIFO method, which approximates replacement cost, inventories would have been $14,603,000 higher in 1996 and $14,371,000 higher in 1995.


Intangibles:
      Intangible assets at October 31 are summarized as follows:

                                            1996     1995
                                            ----     ----
                                            (in thousands)
     Goodwill, less accumulated
        amortization (1996 - $1,280,000;
           1995 - $912,000). . . . . . .  $ 8,495   $ 1,091
     Other intangibles, less accumulated
        amortization (1996 - $443,000;
           1995 - $2,213,000). . . . . .      556     1,007
                                          --------  -------
                                          $ 9,051   $ 2,098
                                          =======   =======

      The excess cost over the fair value of net assets acquired (or goodwill) generally is amortized on a straight-line basis over 20 years.

      Other intangibles, including patents, know-how and trademarks, are carried at their appraised value on the acquisition date less accumulated amortization, which is provided using the straight-line method over 10 to 25 years.

      The deferred credit represents negative goodwill from an acquisition and is fully amortized at October 31, 1996 (see Note K).

Properties and Depreciation:
      Property, plant and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

     Buildings and improvements         20 - 35 years
     Machinery and equipment             5 - 10 years
     Furniture and fixtures              3 - 15 years


Impairment of Long-Lived Assets:
      In the event that facts and circumstances indicate that the carrying value of intangibles and long-lived assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flow associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required.

Income Taxes:
      The Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities. Deferred income tax assets and liabilities principally arise from differences between the tax basis of the asset or liability and its reported amount in the consolidated financial statements. Deferred tax balances are determined by using provisions of the enacted tax laws; the effects of future changes in tax laws or rates are not anticipated.

      Provisions are made for appropriate income taxes on undistributed earnings of foreign subsidiaries which are expected to be remitted to the parent company in the near term. The cumulative amount of unremitted earnings of subsidiaries, which aggregated approximately $64,314,000 at October 31, 1996, is deemed to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

Translation of Foreign Currencies:
      The financial statements of foreign entities are translated in accordance with Financial Accounting Standards Board (FASB) Statement No. 52, except for those entities located in highly inflationary countries. Under this method, revenue and expense accounts are translated at the average exchange rate for the year while asset and liability accounts are translated into U.S. dollars at the current exchange rate. Resulting translation adjustments are recorded as a separate component of shareholders' equity and do not affect income determination.

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

      In computing fully diluted earnings per share, dilution is determined by dividing net earnings by the weighted average number of common shares outstanding during each year after giving effect to dilutive preferred stock assumed converted to common stock. The dilutive calculation assumes conversion of Series B preferred stock to common shares and the subsequent adjustment for dividend rates to arrive at income available to common shareholders.

Cash Equivalents:
      The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

Investment in Reserve Contracts:
      The Company holds corporate owned life insurance contracts on most domestic employees. The contracts are recorded at cash surrender value, net of policy loans, in other noncurrent assets. The net contract expense, including interest expense, is included in selling, administrative and general expenses in the Statements of Consolidated Income. The related interest expense was $7,715,000 in 1996, $7,973,000 in 1995, and $6,320,000 in 1994 which in each year is reduced for contract benefits and net amortization of contract premiums and cash surrender value.

Concentration of Credit Risks:
      The Company sells products and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Use of Estimates:
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition:
     Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon shipment of the finished product.

Advertising:
      The Company expenses all advertising cost as incurred. Advertising expense incurred during the period was immaterial.

Newly Issued Accounting Standards:
     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued. As permitted by this statement, the Company intends to continue to account for such compensation, using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25. Adoption of the new standard in this form will have no impact on reported income in future years. Pro forma disclosures as required by this pronouncement will apply to stock-based awards granted on or after November 1, 1995 and will first be disclosed in financial statements for 1997.

      In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." The SOP is effective for fiscal years beginning after December 15, 1996. The SOP does not make changes to existing accounting rules, but it clarifies how existing authoritative guidance on loss contingencies should be applied in determining environmental liabilities. The Company does not believe the SOP will have any material impact on future operations. The Company will be required to report under the SOP in financial statements for 1998.


NOTE B - DEBT

Long-term debt obligations are summarized below:

                                            1996     1995
                                            ----     ----
                                            (in thousands)
Revolving credit and term
   loan agreement. . . . . . . . . . .    $91,000   $   -0-
Senior notes . . . . . . . . . . . . .        -0-    45,000
Other. . . . . . . . . . . . . . . . .      3,120     4,420
                                          -------   -------
                                           94,120    49,420
Less current portion . . . . . . . . .        705     1,233
                                          -------   -------
                                           93,415    48,187
Guarantee of employee stock ownership
   plan loan . . . . . . . . . . . . .       -0-     21,682
                                          -------   -------
                                          $93,415   $69,869
                                          =======   =======

      During the third and fourth quarter of fiscal 1996, the Company entered into a $190.0 million bridge loan agreement to fund the repurchase of 2.0 million common shares, to purchase the outstanding loans of the Company's Employee Stock Ownership Plan ("ESOP") and to retire the $45.0 million senior notes outstanding. Following the spin-off of CUNO Incorporated, $55.0 million of the loan was available to CUNO Incorporated. The Company then replaced the credit facility with a $125.0 million aggregate senior unsecured revolving credit and $60.0 million senior unsecured term loan facilities. Losses associated with the early retirement of debt are recorded as extraordinary items.

      The new senior revolving credit and term loan agreement was used to repay all outstanding debt associated with the bridge financing and is available for up to $50.0 million for the subsequent purchase (including working capital) of Ultra Hydraulics Limited and other general purposes. The revolving credit facility matures 5 years from the closing date (October 31, 1996) while the term loan's final maturity is 3.25 years. The Company pays a variable per annum fee on the unused amount of the commitment, payable quarterly in arrears. The rate at October 31, 1996 was 0.15 percent. The agreement has interest options determinable by the Company based upon prime interest or LIBOR rates plus an applicable margin. The margin was 0.5 percent at October 31, 1996. The original draw down of the loan was at prime, which was converted to LIBOR on November 5, 1996 when the LIBOR rate was 5.9 percent. The credit agreement also has a competitive bid option feature, which under certain conditions provides lower interest rates. The credit agreement includes covenants which require the maintenance of certain financial ratios. The Company was in compliance with these covenants at October 31, 1996. Additionally, under the most restrictive provisions of the agreement, approximately $17.6 million of unrestricted retained earnings is available for future dividend payments or share purchases.

      The Company established the Employee Stock Ownership Plan (ESOP) in February 1990. The ESOP is presently financed by 7.08 percent senior notes due December 31, 2009. In 1996, the notes were purchased by the Company with proceeds from the revolving credit and term loan agreement. Since the debt is now owned and also guaranteed by the Company, it is no longer included in long-term debt. However, deferred compensation related to the ESOP is recorded in Shareholders' Equity. As Company contributions and dividends on the shares held by the ESOP are used to meet interest and principal payments to the Company, shares are released for allocation to eligible employees.

     Principal payments due in the five years after October 31, 1996 are:

                        (in thousands)

                       1997   -   $   705
                       1998   -    20,924
                       1999   -    31,452
                       2000   -     8,980
                       2001   -    31,119

     The Company had available unused lines of credit in various countries totaling approximately $40.1 million short-term and $94.0 million long-term at October 31, 1996.

      Outstanding bank loans at October 31, 1996 and 1995 had weighted average interest rates of 5.4 percent and 6.5 percent, respectively.

NOTE C - FOREIGN CURRENCY TRANSLATION


     The cumulative effects of foreign currency translation gains and losses are reflected in the translation adjustment section of Shareholders' Equity.

     Foreign currency transaction gains and losses, which include U.S. dollar translation losses in Brazil, are reflected in income. Foreign currency gains and losses have increased (decreased) income from continuing operations before income taxes and extraordinary items as follows:

                       (in thousands)

                     1996   -   $   266
                     1995   -      (330)
                     1994   -    (1,818)


NOTE D - STOCK OPTIONS AND AWARDS


     Under the Company's stock option and award plans, approximately 1,835,300 shares of common stock are reserved for issuance to key employees as of October 31, 1996. The options are exercisable at various dates and expire ten years from the date of grant. Stock options granted during 1996 totaled 142,000 shares. A total of 47,250 options were forfeited during the year. Stock appreciation rights may be granted as part of a stock option or as a separate right to the holders of any options previously granted. The present plan also provides for awards of restricted and performance shares of common stock to key employees. There were 42,380 restricted shares awarded in 1996 and 43,800 restricted shares awarded in 1995. Awards of performance shares totaled 900 in 1996 and 130,650 in 1995. When rights, options or awards are granted, associated compensation expense is accrued from date of grant to the date such options or awards are exercised.

      During 1996, terms of the outstanding stock option grants were amended to offset the dilution created by the September 10, 1996 distribution of the common stock of CUNO Incorporated to the shareholders of Commercial Intertech common stock. The amendments, which applied to stock options outstanding as of the distribution date, included a pro-rata reduction in the exercise price per option and an increase in the number of shares under option, thereby restoring option holders to the same economic position which existed prior to the distribution. The number of options outstanding as of October 31, 1996 increased by 591,200 shares as a result of this adjustment and no compensation expense was charged to earnings.


     A summary of the activity follows for 1996 and 1995:

                                      Number   Option Price Range
                                    of Shares       Per Share
                                    ---------  ------------------

Options outstanding at October 31:
   1996. . . . . . . . . . . .      1,067,473     $4.68 - $ 9.76
   1995. . . . . . . . . . . .        617,051      9.83 -  21.88

Options exercised during the year:
   1996. . . . . . . . . . . .        235,547     $9.83 - $21.88
   1995. . . . . . . . . . . .         86,536     $6.50 - $14.83

Options exercisable at October 31:
   1996. . . . . . . . . . . .        485,709     $4.68 - $ 9.76
   1995. . . . . . . . . . . .        340,376      9.83 -  15.58


     Shares available for future grants amounted to approximately 767,760 and 796,550 as of October 31, 1996 and 1995, respectively.


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

     The Company accounts for pension costs under the provisions of FASB Statement No. 87 for contributory defined benefit pension plans covering its employees in the United Kingdom. Benefits under these plans are generally based on years of service and compensation during the years immediately preceding retirement. Funding is predicated on minimum contributions as required by local laws and regulations plus additional amounts, if any, as may be deemed appropriate. Some employees of other foreign operations also participate in postemployment benefit arrangements not subject to the provisions of FASB Statement No. 87.

     A summary of the various components of net periodic pension cost for defined benefit plans and cost information for other plans for the three-year period is shown below:

                                      1996      1995      1994
                                      ----      ----      ----
                                           (in thousands)
Defined benefit plans:
   Service cost. . . . . . . . . .   $ 2,338  $  1,829  $  1,959
   Interest cost . . . . . . . . .     7,942     7,483     6,653
   Actual return on plan assets. .   (29,778)  (24,410)   (3,662)
   Net amortization and deferral .    18,299    13,526    (6,349)
                                      ------    ------    ------
   Net pension (income). . . . . .    (1,199)   (1,572)   (1,399)

Other plans:
   Defined contribution plans. . .       463       388       356
   Multiemployer plan. . . . . . .        73        70        81
   Foreign plans . . . . . . . . .       396       367       415
   Termination benefit . . . . . .     1,639         0         0
                                      ------    ------    ------

   Total pension expense (income).  $  1,372  $   (747) $   (547)
                                    ========= ========= =========

Assumptions used in the accounting for the defined benefit plans as of October
31 were:

                                                    1996    1995    1994
                                                    ----    ----    ----
   Weighted-average discount rate . . . . . . . . . 7.75%   7.25%   8.5%
   Rates of increase in compensation levels . . . . 5.0 %   4.5 %   4.5%
   Expected long-term rate of return on assets. . .10.0 %  10.0 %  10.0%


     The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheets at October 31, 1996 and 1995 for the Company's U.S. and foreign defined benefit pension plans. Other foreign pension plans do not determine net assets or the actuarial present value of accumulated benefits as calculated and disclosed herein:

                                           1 9 9 6                       1 9 9 5
                                ----------------------------  ----------------------------
                                 Plans Whose    Plans Whose    Plans Whose    Plans Whose
                                Assets Exceed   Accumulated   Assets Exceed   Accumulated
                                 Accumulated     Benefits      Accumulated     Benefits
                                   Benefits    Exceed Assets     Benefits    Exceed Assets
                                -------------  -------------  -------------  -------------
                                                       (in thousands)

Actuarial present value of
  benefit obligations:
  Vested benefit obligation. . . . $(84,866)     $ (6,190)       $(51,207)      $(35,841)
                                   =========     =========       =========      =========
  Accumulated benefit obligation . $(88,304)     $ (6,194)       $(53,236)      $(37,204)
                                   =========     =========       =========      =========

Projected benefit obligation . . . $(99,738)     $ (6,719)       $(57,085)      $(43,779)
Market value of plan assets. . . .  146,732         2,956          89,627         35,805
                                   ---------     ---------       ---------      ---------

Projected benefit obligation less
   than or (in excess of) plan
   assets. . . . . . . . . . . . .   46,994        (3,763)         32,542         (7,974)
Unrecognized net (gain) loss . . .  (22,504)          643          (1,040)         4,996
Unrecognized prior service cost. .    5,309           696           2,479          1,429
Unrecognized net (asset) obligation   1,872           657          (4,528)           200
Additional liability . . . . . . .        0        (1,471)              0            (87)
                                   ---------     ---------       ---------      ---------

Net pension asset (liability)
   recognized in the Consolidated
   Balance Sheet . . . . . . . . . $ 31,671      $ (3,238)       $ 29,453       $ (1,436)
                                   =========     =========       =========      =========

     Plan assets at October 31, 1996 are invested in publicly traded and restricted mutual funds, various corporate and government bonds, guaranteed income contracts and listed stocks, including common stock of the Company having a market value of $2,179,000 at that date.

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

     Components of net periodic postretirement benefit cost are shown below. Net periodic cost associated with retiree life insurance benefits amounted to $190,000 in 1996, $269,000 in 1995, and $314,000 in 1994.


                                            1996    1995    1994
                                            ----    ----    ----
                                               (in thousands)
Service cost. . . . . . . . . . . . . . . $   396  $   386  $  419
Interest cost . . . . . . . . . . . . . .   1,294    1,463   1,357
Actual return on plan assets. . . . . . .       0        0       0
Amortization of transition obligation . .       0        0       0
Net amortization and deferral . . . . . .     (47)     (11)     49
                                          -------  -------  ------
Net periodic postretirement benefit cost. $ 1,643  $ 1,838  $1,825
                                          ======== ======== =======


     The following table shows the aggregated funded status of the benefit plans reconciled with amounts recognized in the Company's Consolidated Balance Sheets. The accrued postretirement cost associated with retiree life insurance benefits amounted to $3,429,000 and $3,410,000 as of October 31, 1996 and 1995,
respectively.


                                                       OCTOBER 31,
                                                       -----------
                                                      1996       1995
                                                      ----       ----
                                                       (in thousands)
Accumulated postretirement benefit obligations:
   Retirees. . . . . . . . . . . . . . . . .        $ (7,833)  $ (7,897)
   Fully eligible active plan participants .          (3,553)    (3,462)
   Other active plan participants. . . . . .          (5,849)    (7,269)
                                                    ---------  ---------
                                                     (17,235)   (18,628)
 Plan assets at fair value. . . . . . . . . .              0          0
Accumulated postretirement benefit
   obligation (in excess of) plan assets . .         (17,235)   (18,628)
Unrecognized net (gain) loss . . . . . . . .            (772)       771
Unrecognized prior service (asset) . . . . .            (471)         0
Unrecognized transition obligation . . . . .               0          0
                                                    ---------  --------

(Accrued) postretirement benefit cost. . . .        $(18,478)  $(17,857)
                                                    =========  =========


                                      -43-

     The weighted-average annual assumed rate of increase in the per capita cost of covered benefits in the medical plans, or health care cost trend rate, was
9.5 percent for 1996 and 10.0 percent for 1995. The trend rate is assumed to decrease gradually from 9.0 percent in 1997 to 5.5 percent in the year 2004 and remain at that level thereafter. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 31, 1996 by $1,635,500 and the aggregate of service and interest cost components of net periodic postretirement benefit cost for 1996 by $189,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.75 percent and 7.25 percent at October 31, 1996 and 1995, respectively. The annual assumed rate of salary increase for retiree life insurance is 5.0 percent and 4.5 percent at October 31, 1996 and October 31, 1995, respectively.

NOTE F - INCOME TAXES

     The components of income from continuing operations before income taxes and extraordinary items and the provision for income taxes are summarized as follows:

                                        1996     1995     1994
                                        ----     ----     ----
                                            (in thousands)
Income from continuing operations
   before income taxes and
   extraordinary items
      Domestic . . . . . . . . . . . . $ 8,466  $20,717  $21,170
      Foreign  . . . . . . . . . . . .  15,272    9,662    4,590
                                       -------- -------- -------
                                        23,738   30,379   25,760
Provision for income taxes
   Current
      Domestic-Federal . . . . . . . .   6,261    6,258    5,988
              -State and local . . . .   1,294      374    1,780
      Foreign. . . . . . . . . . . . .   4,242    2,053    2,782
                                       -------- -------- -------
                                        11,797    8,685   10,550
   Deferred
      Domestic-Federal . . . . . . . .  (2,687)    (699)    (266)
              -State and local . . . .    (510)    (177)    (126)
      Foreign. . . . . . . . . . . . .     704    1,267     (118)
                                       -------- -------- --------
                                        (2,493)     391     (510)
   Benefit of operating loss
      carryforwards. . . . . . . . . .    (922)  (2,979)  (2,092)
                                       -------- -------- --------
                                         8,382    6,097    7,948
Income from continuing operations
  before extraordinary items
      Domestic . . . . . . . . . . . .   4,108   14,961   13,794
      Foreign. . . . . . . . . . . . .  11,248    9,321    4,018
                                       -------- -------- -------
                                       $15,356  $24,282  $17,812
                                       ======== ======== ========

     A reconciliation of the effective tax rate to the U.S. statutory rate follows:

                                                    1996   1995   1994
                                                    ----   ----   ----
   Statutory U.S. federal income tax rate. . . . .  35.0%  35.0%  35.0%
   State and local taxes on income net of
     domestic income tax benefit . . . . . . . . .   2.4     .4    4.2
   (Decrease) increase in effective rate due
     to impact of foreign subsidiaries . . . . . .  (1.7)   (.2)   4.1
   Benefit of operating loss carryforwards . . . .  (3.9)  (9.8)  (8.1)
   Repatriation of foreign earnings. . . . . . . .   5.1    1.2     .4
   Nonrecurring defense costs. . . . . . . . . . .   8.0      0      0
   Reserve contracts . . . . . . . . . . . . . . .  (7.8)  (7.2)  (5.4)
   Stock options exercised . . . . . . . . . . . .  (2.4)   (.4)   (.7)
   Goodwill with no U.S. tax benefit . . . . . . .    .6     .6     .5
   All other . . . . . . . . . . . . . . . . . . .     0     .5     .9
                                                    -----  -----  ----

     Effective income tax rate . . . . . . . . . .  35.3%  20.1%  30.9%
                                                    =====  =====  =====


Significant components of the Company's deferred income tax liabilities and assets as of October 31, are as follows:


                                                    1996      1995     1994
                                                    ----      ----     ----
                                                        (in thousands)
   Deferred income tax liabilities:
      Tax over book depreciation. . . . . . . . .  $ 8,512  $ 8,215  $ 7,920
      Prepaid pension asset . . . . . . . . . . .   12,615   11,555   10,502
      United Kingdom property sale. . . . . . . .    1,400    1,360    1,407
      Other . . . . . . . . . . . . . . . . . . .      387      383       93
                                                   -------- -------  -------
         Total deferred income tax liabilities. .   22,914   21,513   19,922
   Deferred income tax assets:
      Postretirement benefits . . . . . . . . . .    7,248    7,032    6,769
      Employee benefits . . . . . . . . . . . . .    6,241    5,404    5,019
      Net operating loss carryforwards. . . . . .   54,047   65,037   55,308
      Inventory valuation . . . . . . . . . . . .    1,222    1,504      952
      Product liability . . . . . . . . . . . . .    4,237    3,484    2,575
      Other . . . . . . . . . . . . . . . . . . .    3,986    1,616    2,524
                                                   -------- -------  -------
         Total deferred income tax assets . . . .   76,981   84,077   73,147

      Valuation allowance for deferred income tax
         assets . . . . . . . . . . . . . . . . .   54,047   65,037   55,308
                                                   -------- -------  -------
         Net deferred income tax assets . . . . .   22,934   19,040   17,839
                                                   -------- -------  -------
         Net deferred income tax (assets)
           liabilities. . . . . . . . . . . . . .  $   (20) $ 2,473  $ 2,083
                                                   ======== =======  =======


     The valuation allowance has decreased by $10,990,000 in 1996, and increased by $9,729,000 in 1995 and $55,308,000 in 1994. The decrease in fiscal 1996 is the result of tax audits on years prior to the acquisition of ORSTA Hydraulik. At October 31, 1996, the Company also had unused foreign tax credit carryovers of approximately $4,432,000 of which $672,000 will expire in 1998, $1,603,000 in 1999, and the balance will expire in the year 2001.

     Tax benefits from operating loss carryforwards relate to the ORSTA Hydraulik operations acquired in 1994 which are available indefinitely.


ITEM 8.  (CONTINUED)

NOTE G - QUARTERLY DATA (UNAUDITED)

                     1996                                 First        Second        Third          Fourth         total
--------------------------------------------------------------------------------------------------------------------------
                                                          (in thousands, except per-share amounts)

Net sales.........................................      $106,962      $112,227      $121,009      $125,011       $465,209
Gross profit......................................        26,853        28,960        32,299        36,104        124,216
Income from continuing operations
   before extraordinary items ....................         3,402         4,392         3,199         4,363         15,356
Income from discontinued operations ..............         1,851         3,251           630           351          6,083
Extraordinary items ..............................             0             0             0        (4,044)        (4,044)
Net income .......................................         5,253         7,643         3,829           670         17,395
Earnings per share:
   Primary:
     Income from continuing operations
        before extraordinary items ...............      $   0.18      $   0.25      $   0.17      $   0.28       $   0.87
     Income from discontinued operations .........          0.12          0.21          0.05          0.02           0.40
     Extraordinary items .........................          0.00          0.00          0.00         (0.29)         (0.26)
     Net Income ..................................          0.30          0.46          0.22          0.01           1.01
   Fully diluted:
     Income from continuing operations
        before extraordinary items ...............          0.18          0.24          0.17          0.26           0.83
     Income from discontinued operations .........          0.11          0.19          0.04          0.02           0.36
     Extraordinary items .........................          0.00          0.00          0.00         (0.25)         (0.24)
     Net Income ..................................          0.29          0.43          0.21          0.01           0.95

Dividends per common share .......................          0.135         0.135         0.135         0.135          0.540


                     1995                                 First        Second        Third          Fourth         total
--------------------------------------------------------------------------------------------------------------------------
                                                          (in thousands, except per-share amounts)

Net sales.........................................      $ 97,594      $114,335      $119,261      $127,947       $459,137
Gross profit .....................................        27,526        30,291        31,355        32,843        122,015
Income from continuing operations ................         4,704         6,066         6,974         6,538         24,282
Income from discontinued operations ..............         1,416         1,241         1,419         2,025          6,101
Net income .......................................         6,120         7,307         8,393         8,563         30,383
Earnings per share:
   Primary:
     Income from continuing operations ...........      $   0.27      $   0.35      $   0.41      $   0.39       $   1.42
     Income from discontinued
       operations ................................          0.09          0.08          0.09          0.13           0.40
     Net income ..................................          0.36          0.43          0.50          0.52           1.82

   Fully diluted:
     Income from continuing operations ...........          0.26          0.34          0.39          0.37           1.35
     Income from discontinued
       operations ................................          0.08          0.07          0.08          0.12           0.37
     Net income ..................................          0.34          0.41          0.47          0.49           1.72


Dividends per common share .......................          0.125         0.125         0.125         0.135          0.510

      The Company incurred charges of $3,637,000 or $.21 per share during the third quarter of 1996 and $3,452,000 or $.21 per share (net of tax) during the fourth quarter to successfully defend itself against a hostile takeover attempt and to further reorganize the remaining core business of the Company following the September 10, 1996 spin-off of CUNO Incorporated. The Company also recorded extraordinary charges of $4,044,000 or $.24 per share in the fourth quarter of 1996 for losses associated with early retirement of debt.

      Gains on the sale of assets were recorded during the fiscal year, principally related to assets located in Germany and the United Kingdom. After tax gains were as follows:

        First quarter  - $241,000 or $0.01 per share;
        Second quarter - $320,000 or $0.02 per share and Third quarter - $906,000 or $0.05 per share of fiscal 1996

      Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not necessarily equal the total for the year.


NOTE H - PRODUCT DEVELOPMENT COSTS

     The Company maintains ongoing development programs at various facilities to formulate, design and test new products and product alternatives, and to further develop and significantly improve existing products. The Company intends to continue substantial expenditures on research and development in this area. Costs associated with these activities, which the Company expenses as incurred, are shown below:


                                    1996      1995      1994
                                    ----      ----      ----
                                            (in thousands)
     Research and Development. . .$ 5,897   $ 5,966   $ 5,409
     Engineering . . . . . . . . . 12,885    11,885     8,548
                                  -------   -------   -------
                                  $18,782   $17,851   $13,957
                                  =======   =======   =======

     Percent of net sales. . . . .  4.0%      3.9%      3.7%
                                    ====      ====      ====

NOTE I - SEGMENT REPORTING

     The Company is engaged in the design, manufacture and sale of products in two segments: Hydraulic Systems and Building Systems and Metal Products.

     Operating income represents total revenue less total operating expenses. Identifiable assets are those assets used in the operations of each business segment or geographic area or which are allocated when used jointly. Corporate assets are principally cash and cash equivalents, and receivables from discontinued operations.

INDUSTRY SEGMENTS
(in thousands)                               Building
                                              Systems  Nonrecurring
                                                And      Defense &
                                   Hydraulic   Metal  Reorganization
     1996                           Systems   Products    Costs       Total
----------------------------------------------------------------------------
Net sales. . . . . . . . . . . . . $294,337   $170,872  $      0    $465,209
Operating income . . . . . . . . .   19,624     15,793    (8,202)     27,215
Interest expense . . . . . . . . .                                     7,083
Other income - net . . . . . . . .                                     3,606
Income from continuing operations
   before income taxes and
   extraordinary items . . . . . .                                    23,738
Identifiable assets. . . . . . . .  213,790     79,596         0     293,386
Corporate assets . . . . . . . . .                                    43,730
Total assets . . . . . . . . . . .                                   337,116
Depreciation and amortization. . .    9,241      2,935         0      12,176
Capital expenditures . . . . . . .   13,851      3,861         0      17,712

     1995
----------------------------------------------------------------------------
Net sales. . . . . . . . . . . . . $285,679   $173,458  $      0    $459,137
Operating income . . . . . . . . .   24,308     10,037         0      34,345
Interest expense . . . . . . . . .                                     6,238
Other income - net . . . . . . . .                                     2,272
Income from continuing operations
   before income taxes . . . . . .                                    30,379
Identifiable assets. . . . . . . .  194,746     88,569         0     283,315
Corporate assets . . . . . . . . .                                   119,364
Total assets . . . . . . . . . . .                                   402,679
Depreciation and amortization. . .    7,932      3,088         0      11,020
Capital expenditures . . . . . . .   28,110      3,599         0      31,709

     1994
----------------------------------------------------------------------------
Net sales. . . . . . . . . . . . . $240,830   $132,990  $      0    $373,820
Operating income . . . . . . . . .   19,666     10,127         0      29,793
Interest expense . . . . . . . . .                                     4,262
Other income - net. . . . . . . .                                        229
Income from continuing operations
   before income taxes . . . . . .                                    25,760
Identifiable assets. . . . . . . .  171,295     65,734         0     237,029
Corporate assets . . . . . . . . .                                   133,566
Total assets . . . . . . . . . . .                                   370,595
Depreciation and amortization. . .    6,724      2,604         0       9,328
Capital expenditures . . . . . . .   16,540      2,696         0      19,236

     In the following table, data in the column labeled "Europe" pertains to subsidiaries operating within the European Economic Community. Data for all remaining overseas subsidiaries is shown in the column marked "Other."

GEOGRAPHIC AREA
(in thousands)
                                                    Eliminations
                                                        and
                          United                     Corporate
     1996                 States   Europe     Other    Items     Consolidated
-----------------------------------------------------------------------------
Sales to customers. . . $252,414  $190,919  $ 21,876                $465,209
Inter-area sales. . . .    6,855     6,826       918  $ 14,599
                        -----------------------------------------------------
Total sales . . . . . .  259,269   197,745    22,794    14,599       465,209
Operating income. . . .   28,501     5,503     1,413     8,202        27,215
Identifiable assets . .  150,795   133,661     8,930         0       293,386


     1995
-----------------------------------------------------------------------------
Sales to customers. . . $254,533  $180,335  $ 24,269                $459,137
Inter-area sales. . . .    9,803     5,465     1,326  $ 16,594
                        -----------------------------------------------------
Total sales . . . . . .  264,336   185,800    25,595    16,594       459,137
Operating income. . . .   29,193     3,222     1,930         0        34,345
Identifiable assets . .  126,864   146,318    10,133         0       283,315

     1994
-----------------------------------------------------------------------------
Sales to customers. . . $218,397  $139,007  $ 16,416                $373,820
Inter-area sales. . . .    8,604     2,944     1,337  $ 12,885
                        -----------------------------------------------------
Total sales . . . . . .  227,001   141,951    17,753    12,885       373,820
Operating income. . . .   27,704        86     2,003         0        29,793
Identifiable assets . .   90,102   138,014     8,913         0       237,029


     Net assets of foreign subsidiaries at October 31, 1996 and 1995 were $85,708,000 and $71,483,000, respectively, of which net current assets were $50,517,000 and $52,859,000, also respectively.

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

     Foreign currency exchange contracts: The Company utilizes foreign currency exchange contracts to minimize the impact of currency fluctuations on transactions. At October 31, 1996 and 1995, the Company held contracts for $2,100,000 and $8,978,000 respectively, with fair values of $2,051,000 and $8,908,000, also respectively. The fair values of these foreign currency exchange contracts are estimated based on quoted exchange rates at October 31, 1996 and 1995.

     The carrying amounts and fair values of the Company's financial instruments at October 31 are as follows:

                                 1996                  1995
                            ----------------     ------------------
(IN THOUSANDS)              CARRYING   FAIR      CARRYING     FAIR
                             AMOUNT    VALUE      AMOUNT      VALUE
                            --------   -----     --------    ------
Cash and cash equivalents.. $ 27,552  $ 27,552   $ 32,949  $ 32,949
Short-term debt............    2,745     2,745      9,285     9,285

Long-term debt:
  Revolving credit and
    term loan.............. $ 91,000  $ 91,000   $      0  $      0
  Senior notes.............        0         0     45,000    47,667
  Industrial revenue loans.    1,315     1,340      3,533     3,596
  Other....................    1,805     1,662        887       912
                            --------- ---------  --------- --------
                              94,120    94,002     49,420    52,175
  ESOP guarantee...........        0         0     21,682    22,440
                            --------- ---------- --------- --------
                            $ 94,120  $ 94,002   $ 71,102  $ 74,615
                            ========= =========  ========= ========


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

NOTE K - ACQUISITIONS



COMPONENT ENGINEERING COMPANY

      Effective June 28, 1996, the Company acquired the assets of Component Engineering Company, a manufacturer of cartridge type hydraulic valves based in Chanhassen, Minnesota. The acquisition was accounted for as a purchase transaction, and therefore, included in the accompanying financial statements since the acquisition date. Pro forma financial results are not provided herein because the impact of sales and net earnings on consolidated amounts is immaterial.

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

                                             (in thousands)
                                             --------------
     Fair value of assets acquired,
        other than cash and cash equivalents    $ 31,836
     Liabilities assumed                         (19,333)
     Deferred credit - operating loss
        indemnification                          (23,643)
                                                 -------

     Cash and cash equivalents acquired         $ 11,140
                                                ========

     In addition to the cash acquired at the acquisition date, a balance of 44.1 million Deutsche marks (approximately U.S. $28.5 million) was received from the Treuhandanstalt in regard to the original cash contribution during fiscal 1995 and 1994. Of the funds provided by the Treuhandanstalt since the acquisition date, 39.1 million Deutsche marks (approximately U.S. $26.2 million) were consumed by operating losses from May 3, 1994 to April 30, 1996 and 27.7 million Deutsche marks (approximately U.S. $19.0 million) were used to fund the pre-existing capital investment program.

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

     Of the total 59.0 million Deutsche mark cash contribution received (as calculated on the measurement date of January 1, 1994), 51.5 million Deutsche marks was designed as an indemnification of estimated operating losses over a period of two years from acquisition. The amount of operating loss indemnification available to the Company was adjusted for cash consumed by the ORSTA operations between the measurement date and the acquisition date. The operating loss indemnification is being amortized based on estimated operating results of the ORSTA Hydraulik operations as determined on May 3, 1994. The quarterly amortization value was translated from Deutsche marks into U.S. dollars at the average exchange rate for the period. The deferred credit on the balance sheet was translated at the end-of-period rate.

     Negative Goodwill Amortization:

Fiscal Quarters               Deutsche Marks  U.S. Dollars
---------------               --------------  ------------
                                     (in thousands)
Amounts Amortized
-----------------
FISCAL 1994
   Third quarter              DM   3,297        $  2,044
   Fourth quarter                  7,015           4,422
                                 -------        --------
      TOTAL FISCAL 1994       DM  10,312           6,466

FISCAL 1995
   First quarter              DM   6,855           4,419
   Second quarter                  6,500           4,470
   Third quarter                   5,410           3,879
   Fourth quarter                  4,745           3,327
                                 -------        --------
      TOTAL FISCAL 1995       DM  23,510          16,095

FISCAL 1996
   First quarter              DM   3,745           2,617
   Second quarter                  1,504           1,017
                              ----------        --------
      TOTAL FISCAL 1996       DM   5,249           3,634
                              ----------        --------

        TOTAL AMORTIZED       DM  39,071        $ 26,195
                              ==========        ========


     ORSTA Hydraulik income statement for the years ended October 31, 1996 and 1995 follows:

                                             1996        1995
                                             ----        ----
                                              (in thousands)

        Sales                              $ 38,181    $ 35,846
        Cost of products sold                40,165      41,918
        Less:  negative goodwill             (3,634)    (16,095)
                                           ---------   ---------
           Total cost of products sold       36,531      25,823
                                           ---------   --------
        Gross profit                          1,650      10,023
        Selling, administrative and
           general expense                    9,443      12,234
                                           ---------   --------
        Operating loss                     $  7,793    $  2,211
                                           =========   ========


NOTE L - PREFERRED STOCK

     The Company has two separate series of preferred shares:

Series A Participating Preferred Shares
---------------------------------------

     The Series A Participating Preferred Shares (the Series A) and related Shareholder Rights Plan (the Plan) are designed to protect shareholders from the disruptions created by market accumulators and certain abusive takeover practices. The Plan provides for the distribution of one preferred share purchase right as a dividend for each outstanding share of common stock. Each right, when exercisable, entitles shareholders to buy one one-hundredth of a share of the Series A preferred stock for $75. Each one one-hundredth of a share of preferred stock is intended to be the practical economic equivalent of a share of common stock and will have one one-hundredth of a vote on all matters submitted to a vote of shareholders of the Company. Until the rights become exercisable, they have no dilutive effect on earnings per share.

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

Series B ESOP Convertible Preferred Stock
-----------------------------------------

     During 1990, the Company established two newly-formed leveraged employee stock ownership plans (the ESOPs) and sold to the ESOPs 1,074,107 shares of a newly created cumulative ESOP Convertible Preferred Stock Series B (the Series
B) for a total of $24,973,000. The ESOPs currently cover most domestic salaried employees and certain domestic hourly employees. The remaining Series B shares are convertible into 3,142,615 shares of common stock at any time (3.023 shares of common stock for each Series B share), subject to anti-dilution adjustments. The Series B shares are entitled to one vote per share and will vote together with the common stock as a single class. The Series B shares are held by a trustee which votes the allocated shares as directed by Plan participants. Unallocated shares held by the trustee are voted in the same proportion as are the allocated shares. Annual dividends are $1.97625 per share. The ESOPs have borrowed to purchase the Series B shares, and the Company guaranteed the repayment of the remaining outstanding balance of that loan.

     The Company paid to the ESOPs $2,061,000 in 1996 ($2,084,000 in 1995 and $2,097,000 in 1994) in preferred stock dividends and accrued or paid an additional $1,907,000 in 1996, ($1,787,000 in 1995 and $1,310,000 in 1994) in
Company match of employees' contributions to the plan and to cover amounts sufficient to meet the debt service. These expenses were determined on the shares allocated method. In turn, the ESOPs made debt service payments of $2,362,000 in 1996 ($2,364,000 in 1995, and $2,366,000 in 1994) primarily for interest charges.

      The number of ESOP shares outstanding at October 31 are as follows:

                                        1996      1995
                                        ----      ----
                                        (in thousands)
     Allocated shares.................   283       242

     Committed-to-be-released
        shares........................    54        54

     Suspense shares..................   703       758
                                       -----     -----
        TOTAL ESOP SHARES............. 1,040     1,054
                                       =====     =====


NOTE M - SUBSEQUENT EVENT

      On November 18, 1996, the Company reported it acquired all of the outstanding common stock of Ultra Hydraulics Limited through its wholly-owned subsidiary, Commercial Intertech Limited, located in the United Kingdom. Ultra Hydraulics is headquartered near Gloucester, England and employs more than 300 men and women in the United Kingdom and the United States. Commercial Intertech will account for the stock acquisition of Ultra as a purchase. The initial purchase price for the stock of Ultra is approximately $43.0 million and is subject to adjustments based upon audit.

      Ultra Hydraulics Limited serves the mobile equipment market primarily in the United Kingdom, Europe, the United States and the Far East. Major customers include manufacturers of material handling, turf care, construction, transportation and compaction equipment. Ultra's products complement and extend the range of pumps, motors and valves now offered by Commercial.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Shareholders and Board of Directors
Commercial Intertech Corp.
Youngstown, Ohio

We have audited the accompanying consolidated balance sheets of Commercial Intertech Corp. and subsidiaries as of October 31, 1996 and 1995, and the related statements of consolidated income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commercial Intertech Corp. and subsidiaries at October 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                  /s/Ernst & Young LLP

Cleveland, Ohio
December 9, 1996

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.

                N/A

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Regarding the directors of the Registrant, reference is made to the information set forth under the caption "Election of Directors" in the company's definitive Proxy Statement filed January 21, 1997, which information is incorporated by reference herein.

      The principal executive officers of the Company and their recent business experience are as follows:

       NAME                      OFFICE HELD                      AGE
       ----                      -----------                      ---

Paul J. Powers. . . . . . . Chairman of the Board of the          61
                               Board of Directors, President
                               and Chief Executive Officer

Steven J. Hewitt. . . . . . Senior Vice President and Chief       47
                               Financial Officer

Bruce C. Wheatley . . . . . Senior Vice President-Administration  55

Robert A. Calcagni. . . . . Group Vice President-Building         56
                               Systems and Metal Products

John Gilchrist. . . . . . . Group Vice President-Hydraulic        51
                               Systems

Gilbert M. Manchester . . . Vice President and General Counsel    52

Kenneth E. Stumbaugh . . .  Controller                            50



      None of the officers are related and they are elected from year to year or until their successors are duly elected and qualified.

      All of the Executive Officers have been continuously employed by the Company for more than five years except Mr. Bruce Wheatley.

      Mr. Wheatley became an employee of Commercial Intertech Corp. in July of 1992. Before joining Commercial, Mr. Wheatley's experience includes, Senior Vice President of Marketing and Public Affairs of The PIE Mutual Insurance Company and President of Dix & Eaton/Public Relations.

ITEM 11.  EXECUTIVE COMPENSATION

      Reference is made to the information set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement filed January 21, 1997, which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

      Reference is made to the information contained under the captions "Security Ownership of Board of Directors and named Executives" and "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement filed January 21, 1997, which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Reference is made to the information contained under the caption "Compensation of Directors" in the Company's definitive Proxy Statement filed January 21, 1997, which information is incorporated herein by reference.

                                     Part IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

           (A)  DOCUMENTS FILED AS PART OF THIS REPORT:

           (1) The following consolidated financial statements of Commercial Intertech Corp. and Subsidiaries are included in Item 8:

                                                         Page Number
                                                        In This Report
                                                        --------------

           Statements of Consolidated Income - Years
             ended October 31, 1996, 1995 and 1994. . .      27
           Consolidated Balance Sheets as of
             October 31, 1996 and 1995. . . . . . . . .   28 and 29
           Statements of Consolidated Shareholders'
             Equity - Years ended October 31, 1996,
             1995, and 1994 . . . . . . . . . . . . . .      30
           Statements of Consolidated Cash Flows -
             Years ended October 31, 1996, 1995,
             and 1994 . . . . . . . . . . . . . . . . .      31
           Notes to Consolidated Financial Statements .   32 - 57
           Report of Independent Auditors . . . . . . .      58


           (2) The following consolidated financial statement schedule of Commercial Intertech Corp. and Subsidiaries are included in Item 14(d):

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

         10 -- Material Contracts

               Exhibits

               10.18  Employment Agreement - Paul J. Powers dated July 27, 1994
                      - (Incorporated by reference to Exhibit 18 filed with Registrant's Form 10-K for the year ended October 31, 1994.

               10.19 Termination and Change of Control Agreement
                      - Paul J. Powers dated October 1, 1996

               10.20 Termination and Change of Control Agreement
                      - Bruce C. Wheatley dated October 1, 1996

               10.21 Termination and Change of Control Agreement
                      - Steven J. Hewitt dated December 1, 1996

               10.22 Termination and Change of Control Agreement
                      - John Gilchrist dated October 1, 1996

               10.23 Termination and Change of Control Agreement
                      - Robert A. Calcagni dated October 1, 1996

               10.24 Termination and Change of Control Agreement
                      - Gilbert M. Manchester dated October 1, 1996

               10.25 Termination and Change of Control Agreement
                      - Kenneth E. Stumbaugh dated October 1, 1996

               10.26 Form of Distribution and Interim Service Agreement
                      by and between CUNO Incorporated and
                      Commercial Intertech Corp., incorporated by reference to Exhibit 10.4 to the Form 10 of CUNO Incorporated (as filed with Amendment No. 2 thereto dated August 20, 1996) (File No. 0-21109)


               10.27 Form of Tax Sharing Agreement by and between
                      CUNO Incorporated and Commercial Intertech Corp., incorporated by reference to Exhibit 10.5 to the Form 10 of CUNO Incorporated (as filed with Amendment No. 2 thereto dated August 20, 1996) (File No. 0-21109)

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K


               10.28 Form of Employee Benefits and Compensation Allocation Agreement by and between CUNO Incorporated and Commercial Intertech Corp., incorporated by reference to Exhibit 10.6 to the Form 10 of CUNO Incorporated (as filed with Amendment No. 2 thereto dated August 20, 1996) (File No. 0-21109)


          Additional information relating to management contracts and renumerative plans is contained in Note D - Stock Options and Awards of the Notes to Consolidated Financial Statements on pages 39 and 40.


          11 -- Statement re: Computation of Per Share Earnings

          21 -- Subsidiaries of The Registrant

          23 -- Consent of Independent Auditors

          27 -- Financial Data Schedule


    (B)   Form 8-K - Date of Report - September 10, 1996

          Item 2.  Acquisition or Disposition of Assets
                   a)  Reported spin-off of CUNO Incorporated

          Item 7.  Pro Forma Financial Information
                   a)  Pro Forma Consolidated Condensed Balance
                        Sheet as of July 31, 1996
                   b)  Pro Forma Consolidated Condensed Statement
                        of Income for the Nine Months Ended
                        July 31, 1996
                   c)  Pro Forma Consolidated Condensed Statement
                        of Income for the Year Ended
                        October 31, 1995

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Commercial Intertech Corp.

Dated:  January 22, 1997



/s/ Paul J. Powers                            /s/ Steven J. Hewitt
Paul J. Powers                                Steven J. Hewitt
Chairman of the Board of                      Senior Vice President and
Directors, President and                      Principal Financial Officer
Principal Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above.

           NAME                  TITLE                 DATE
           ----                  -----                 ----


/s/ William J. Bresnahan
    William J. Bresnahan       Director               January 22, 1997


/s/ Charles B. Cushwa III
    Charles B. Cushwa III      Director               January 22, 1997


/s/ William W. Cushwa
    William W. Cushwa          Director               January 22, 1997


/s/ John M. Galvin
    John M. Galvin             Director               January 22, 1997


/s/ Richard J. Hill
    Richard J. Hill            Director               January 22, 1997


/s/ Neil D. Humphrey
    Neil D. Humphrey           Director               January 22, 1997


/s/ William E. Kassling
    William E. Kassling        Director               January 22, 1997


/s/ Gerald C. McDonough
    Gerald C. McDonough        Director               January 22, 1997


/s/ C. Edward Midgley
    C. Edward Midgley          Director               January 22, 1997


/s/ George M. Smart
    George M. Smart            Director               January 22, 1997


/s/ Don E. Tucker
    Don E. Tucker              Director               January 22, 1997





                                              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                                 COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                                                 YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

==================================================================================================================================
              COLUMN A                COLUMN B                COLUMN C                 COLUMN D           COLUMN E
----------------------------------------------------------------------------------------------------------------------------------
                                      BALANCE AT
            DESCRIPTION               BEGINNING               ADDITIONS
                                      OF PERIOD    ------------------------------     DEDUCTIONS         BALANCE AT
                                                      CHARGED TO    CHARGED TO                           END OF
                                                      COSTS AND       OTHER                              PERIOD
                                                       EXPENSES     ACCOUNTS-
                                                                     DESCRIBE
==================================================================================================================================
Year ended October 31, 1996
  Deducted from asset accounts:
   Allowance for doubtful accounts
     receivable                       $ 2,306,479     $  850,085    $          0     $ 1,432,954 (A)    $ 1,723,610
                                      ============    ===========   =============    ============       ===========

   Valuation allowance for deferred                                                   10,068,000 (E)
     income tax assets                $65,037,000     $        0    $          0     $   922,000 (C)    $54,047,000
                                      ============    ===========   =============    ============       ===========

Year ended October 31, 1995
  Deducted from asset accounts:
   Allowance for doubtful accounts
     receivable                       $ 2,016,320     $  745,451    $          0     $   455,292 (A)    $ 2,306,479 (A)
                                      ============    ===========   =============    ============       ============


   Valuation allowance for deferred
     income tax assets                $55,308,000     $        0    $ 12,708,000 (D) $ 2,979,000 (C)    $65,037,000
                                      ============    ===========   =============    ============       ===========

Year ended October 31, 1994
  Deducted from asset accounts:
   Allowance for doubtful accounts
     receivable                       $ 1,062,701     $  796,780    $  2,384,000 (B) $ 2,227,161 (A)    $ 2,016,320
                                      ============    ===========   =============    ============       ===========

Valuation allowance for deferred                                    $ 10,060,000 (D)
   income tax assets                  $         0     $        0    $ 47,340,000 (B) $ 2,092,000 (C)    $55,308,000
                                      ============    ===========   =============    ============       ===========


(A) Uncollectible accounts written off.
(B) Represents beginning balance acquired with the ORSTA Hydraulik acquisition.
(C) Net operating loss carryforwards utilized or expired.
(D) (Decrease) increase in net operating loss carryforwards for the year.
(E) Decrease due to German tax audits.
