Form 10-Q
period 1997-01-31
COMMERCIAL INTERTECH CORP
filed 1997-03-12
CIK 22470

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For period ended January 31, 1997       Commission file number 0-588
                 ----------------                              -----



                           COMMERCIAL INTERTECH CORP.
------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


             Ohio                                  34-0159880
----------------------------------   ----------------------------------
   (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)              Identification No.)

    1775 Logan Avenue, Youngstown, Ohio               44501-0239
-------------------------------------------   -------------------------
   (Address of principal executive offices)           (Zip Code)

                             (330) 746-8011
--------------------------------------------------------------------------------
   Registrant's telephone number, including area code


                             Not Applicable
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

   Common Stock, $1 Par Value--14,088,277 shares as of February 28, 1997
                               ----------
--------------------------------------------------------------------------------

                                      INDEX

                           COMMERCIAL INTERTECH CORP.


Part I.  Financial Information


Item 1.  Financial Statements (Unaudited)

           Consolidated condensed balance sheets - January 31, 1997 and October 31, 1996

           Consolidated condensed statements of income - Three months ended January 31, 1997 and 1996

           Statements of consolidated cash flows - Three months ended January 31, 1997 and 1996

           Notes to consolidated condensed financial statements -
           January 31, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations






Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K



Signatures



                          PART I. FINANCIAL INFORMATION
                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

(Thousands of dollars)                                January 31, October 31,
                                                         1997        1996
ASSETS                                                -----------------------
------
   CURRENT ASSETS:
      Cash and cash equivalents . . . . . . . . . . .  $ 23,215    $ 27,552
      Accounts receivable, less allowance
         (1997-$1,953; 1996-$1,724) . . . . . . . . .    69,373      70,399
      Inventories . . . . . . . . . . . . . . . . . .    60,125      58,129
      Deferred income tax benefits. . . . . . . . . .    15,095      15,515
      Prepaid expenses. . . . . . . . . . . . . . . .     5,572       4,012
      Receivable from discontinued operations . . . .     6,637      10,184
      Dividend receivable from discontinued
         operations . . . . . . . . . . . . . . . . .     2,187       4,612
                                                        -------    --------
                                 TOTAL CURRENT ASSETS   182,204     190,403

   PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . . .   211,880     196,909
      Less allowance for depreciation . . . . . . . .   106,364     100,289
                                                       --------    --------
                                                        105,516      96,620

   NONCURRENT ASSETS:
      Intangible assets . . . . . . . . . . . . . . .    41,473       9,051
      Pension assets. . . . . . . . . . . . . . . . .    37,751      37,371
      Other assets. . . . . . . . . . . . . . . . . .     2,702       3,671
                                                       --------    --------
                              TOTAL NONCURRENT ASSETS    81,926      50,093
                                                       --------    --------
                                         TOTAL ASSETS  $369,646    $337,116
                                                       ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
   CURRENT LIABILITIES:
      Bank loans. . . . . . . . . . . . . . . . . . .  $    501    $  2,745
      Accounts payable and accrued expenses . . . . .    90,158     105,939
      Accrued income taxes. . . . . . . . . . . . . .     3,531       4,385
      Dividends payable . . . . . . . . . . . . . . .     2,518       2,449
      Current portion of long-term debt . . . . . . .     8,129         705
                                                       --------    --------
                            TOTAL CURRENT LIABILITIES   104,837     116,223

   NONCURRENT LIABILITIES:
      Long-term debt. . . . . . . . . . . . . . . . .   136,619      93,415
      Deferred income taxes . . . . . . . . . . . . .    15,954      15,495
      Postretirement benefits . . . . . . . . . . . .    24,676      24,822
                                                       --------    --------
                         TOTAL NONCURRENT LIABILITIES   177,249     133,732


   SHAREHOLDERS' EQUITY:
      Preferred stock, no par value:
         Authorized:  10,000,000 shares
         Series A participating preferred shares. . .         0           0
         Series B ESOP convertible preferred shares
            Issued:  1997 - 1,039,657 shares
                     1996 - 1,039,657 shares. . . . .    24,172      24,172
      Common stock, $1 par value:
         Authorized:  30,000,000 shares
         Issued:  1997 - 13,810,127 shares (excluding
            2,219,994 in treasury); 1996 - 13,559,579
            shares (excluding 2,211,868 in treasury).    13,810      13,560
      Capital surplus . . . . . . . . . . . . . . . .     1,182           0
      Retained earnings . . . . . . . . . . . . . . .    68,588      67,808
      Deferred compensation . . . . . . . . . . . . .   (16,337)    (17,594)
      Translation adjustment. . . . . . . . . . . . .    (3,855)       (785)
                                                       --------    --------
                           TOTAL SHAREHOLDERS' EQUITY    87,560      87,161
                                                       --------    --------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $369,646    $337,116
                                                       ========    ========


                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)


                                           THREE MONTHS ENDED
(Thousands of dollars)                        January 31,
                                           ------------------
                                            1997       1996
                                            ----       ----
Net sales . . . . . . . . . . . . . . . . $116,716   $106,962
Less costs and expenses:
   Cost of products sold. . . . . . . . .   88,403     80,109
   Selling, administrative and
      general expenses. . . . . . . . . .   22,744     21,782
                                          --------   --------
                                           111,147    101,891
                                          --------   --------
Operating income. . . . . . . . . . . . .    5,569      5,071

Nonoperating income (expense):
   Interest income. . . . . . . . . . . .      201        331
   Interest expense . . . . . . . . . . .   (2,635)    (1,397)
   Foreign currency gains . . . . . . . .      494        182
   Other. . . . . . . . . . . . . . . . .      534        224
                                          --------   --------
                                            (1,406)      (660)
                                          --------   --------

Income from continuing operations
   before income taxes. . . . . . . . . .    4,163      4,411

Income taxes. . . . . . . . . . . . . . .    1,211      1,009
                                          --------   --------

Income from continuing operations . . . .    2,952      3,402

Income from discontinued operations . . .        0      1,851
                                          --------   --------
Net income. . . . . . . . . . . . . . . . $  2,952   $  5,253
                                          ========   ========

Preferred stock dividend. . . . . . . . .      514        521
                                          --------   --------
Net income applicable to common
   stock. . . . . . . . . . . . . . . . . $  2,438   $  4,732
                                          ========   ========

Earnings per share of common stock:
   Primary:
     Income from continuing operations. .    $0.17      $0.18
     Income from discontinued operations.     0.00       0.12
     Net income . . . . . . . . . . . . .     0.17       0.30
   Fully diluted:
     Income from continuing operations. .    $0.17      $0.18
     Income from discontinued operations.     0.00       0.11
     Net income . . . . . . . . . . . . .     0.17       0.29

   Cash dividends declared. . . . . . . .   $0.135     $0.135


                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

                                                          THREE MONTHS ENDED
(Thousands of dollars)                                        January 31,
                                                          ------------------
                                                            1997      1996
                                                            ----      ----
OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . . . . .  $ 2,952  $  5,253
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Discontinued operations . . . . . . . . . . . .        0    (1,851)
         Provision for depreciation and amortization . .    3,532     2,836
         Amortization of deferred credit . . . . . . . .     (414)   (2,617)
         Postretirement benefit. . . . . . . . . . . . .       97         9
         Pension plan credits. . . . . . . . . . . . . .     (684)     (342)
         Change in deferred income taxes . . . . . . . .      582       480
         Change in current assets and liabilities:
            Decrease in accounts receivable. . . . . . .    4,966     7,435
            (Increase) in inventories. . . . . . . . . .     (122)   (1,538)
            (Increase) in prepaid expenses and
               other current assets. . . . . . . . . . .   (1,862)     (685)
           Decrease in receivable from discontinued
               operations. . . . . . . . . . . . . . . .    3,661         0
            (Decrease) in accounts payable and
               accrued expenses. . . . . . . . . . . . .  (12,102)  (11,000)
            (Decrease) in accrued income taxes . . . . .     (480)     (881)
                                                         --------  --------
   Net cash provided (used) by continuing operations . .      126    (2,901)
   Net cash (used) by discontinued operations. . . . . .        0      (537)
                                                         --------  --------
   Net cash provided (used) by operating activities. . .      126    (3,438)

INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets. . . . . . . . . .      739       558
   Business acquisition. . . . . . . . . . . . . . . . .  (39,359)        0
   Investment in intangibles . . . . . . . . . . . . . .     (644)        0
   Capital expenditures. . . . . . . . . . . . . . . . .   (2,041)   (5,753)
                                                         --------  --------
   Net cash (used) by investing activities . . . . . . .  (41,305)   (5,195)

FINANCING ACTIVITIES:
   Proceeds from long-term debt  . . . . . . . . . . . .   57,814         0
   Principal payments on long-term debt  . . . . . . . .  (12,656)   (3,070)
   Net borrowings under bank loan agreements . . . . . .   (4,784)    5,484
   Proceeds from reserve contracts . . . . . . . . . . .        0       290
   Conversion of other assets. . . . . . . . . . . . . .   (1,409)      (57)
   Dividends from discontinued operations. . . . . . . .    2,425         0
   Dividends paid. . . . . . . . . . . . . . . . . . . .   (2,338)   (2,670)
                                                         --------  --------
   Net cash provided (used) by financing activities. . .   39,052       (23)

Effect of exchange rate changes on cash. . . . . . . . .   (2,210)   (2,445)
                                                         --------  --------

Net (decrease) in cash and cash equivalents. . . . . . .   (4,337)  (11,101)

Cash and cash equivalents at beginning of period . . . .   27,552    32,949
                                                         --------  --------
Cash and cash equivalents at end of period . . . . . . . $ 23,215  $ 21,848
                                                         ========  ========

Supplemental disclosures:
   Cash paid during the period for:
      Interest . . . . . . . . . . . . . . . . . . . . .   $2,894    $  554
      Income taxes . . . . . . . . . . . . . . . . . . .    1,109     2,712

COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

January 31, 1997

Note A - Basis of Presentation
------------------------------

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial Intertech Corp. and Subsidiaries' annual report on Form 10-K for the year ended October 31, 1996.


Note B - Discontinued Operations
--------------------------------

         On July 29, 1996 the Board of Directors of Commercial Intertech Corp. approved a plan to spin-off the fluid purification business by declaring a dividend distribution of 100% of the common stock of CUNO Incorporated ("CUNO") on a pro-rata basis to the holders of Commercial Intertech common shares (the "Distribution"). Each holder of record of Commercial Intertech common shares at the close of business on September 10, 1996, the record date for the Distribution, received one share of CUNO Common Stock for every one common share of Commercial Intertech. No fractional shares of CUNO were issued. The net assets and operating results of CUNO are presented in all the accompanying consolidated financial statements as a discontinued operation.

         In connection with the spin-off, the Board of Directors of Commercial Intertech declared a dividend of approximately $35,675,000 payable from the CUNO locations to the parent, and immediately prior to the Distribution, CUNO assumed $30,000,000 of Commercial Intertech's debt in the form of a dividend.

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

Note C - Long-Term Debt
-----------------------

         In November, 1996, the Company used approximately $27.0 million of the senior revolving credit and term loan facilities negotiated at the end of fiscal 1996 to finance the acquisition (including working capital) of Ultra Hydraulics Limited. In addition to the $27.0 million, approximately $22.0 million was financed with loan notes to the principal owners of Ultra Hydraulics at LIBOR less one percentage point. The loan notes are guaranteed by the senior revolving credit and term loan agreement.


Note D - Per-Share Data
-----------------------

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


Note E - Inventories
--------------------

     Inventories consisted of the following:

                                 January 31,     October 31,
                                    1997            1996
                                 -----------     -----------
                                       (in thousands)
            Raw materials          $22,805        $21,090
            Work-in-process         26,395         27,353
            Finished goods          10,925          9,686
                                   -------        -------
                                   $60,125        $58,129
                                   =======        =======



Note F - Segment Reporting
--------------------------

         The Company is engaged in the design, manufacture and sale of products in two segments:

                                              THREE MONTHS ENDED
                                                   JANUARY 31,
                                              ------------------
                                                1997        1996
                                                ----        ----
                                                 (in thousands)
       (THOUSANDS OF DOLLARS)

       HYDRAULIC SYSTEMS
            Net sales                         $ 78,207   $ 66,549
            Operating income                     3,431      4,013


       BUILDING SYSTEMS AND METAL PRODUCTS
            Net sales                         $ 38,509   $ 40,413
            Operating income                     2,138      1,058



       TOTAL
            Net sales                         $116,716   $106,962
            Operating income                     5,569      5,071
            Percent to sales                      4.8%       4.7%


Note G - Acquisitions
---------------------

         On November 18, 1996, the Company reported it acquired all of the outstanding common stock of Ultra Hydraulics Limited through its wholly owned subsidiary, Commercial Intertech Limited, located in the United Kingdom. Ultra Hydraulics is headquartered near Gloucester, England and employs more than 300 men and women in the United Kingdom and the United States. The acquisition was accounted for as a purchase transaction and included in the accompanying financial statements since the acquisition date.

         The initial purchase price for the stock of Ultra Hydraulics was approximately $39.4 million. The purchase price was determined by arm's length negotiation between the parties. The initial purchase price is subject to adjustments based upon audit.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996
-------------------------------------------------

         On July 29, 1996, the Company's Board of Directors declared a dividend to Commercial Intertech common shareholders of 100 percent of the common stock of CUNO Incorporated, its fluid filtration and purification subsidiary. The new CUNO shares were distributed on the basis of one common share of CUNO for each Commercial Intertech common share outstanding, payable to holders of record as of the close of business on August 9, 1996. On September 9, 1996, the SEC and Nasdaq approved the CUNO shares for trading on the stock exchange. The CUNO financial results and net assets have been restated and reported as a discontinued operation in the accompanying consolidated financial statements.

         Record first quarter revenues were reported by the Company. Consolidated net revenues of $116,716,000 during the first three months of fiscal 1997 were $9,754,000 or 9 percent higher than the same period last year. Income from continuing operations of $2,952,000 was $450,000 or 13 percent lower than the first quarter of fiscal 1996.

         Record first quarter revenues from operations in the United States of $64,646,000 were $5,209,000 or 9 percent higher than last year. Both of the Corporation's business segments reported record first quarter revenues. The domestic Hydraulic Systems Group netted revenues of $50,368,000, an 11 percent increase in shipments over last year, while the domestic Metal Products Group recorded slightly higher sales over last year's previous first quarter record performance. Revenues reported by foreign operations in the current quarter of $52,070,000 were $4,545,000 or 10 percent higher than the first quarter of fiscal 1996. The foreign Hydraulic Systems Group reported record sales of $27,839,000 in the first quarter of this year with revenue gains realized by all market segments served by this segment, while the Astron Division reported a decrease of 7 percent. Total foreign revenues would have been $812,000 or 2 percent higher adjusted for the effects of exchange rate differences.

         Consolidated gross profit of $28,313,000 was $1,460,000 or 5 percent higher than the same period last year on the strength of increased sales volume as gross profit margins decreased almost one percentage point. Expenses incurred to develop new products and a slow start for operations acquired in the United Kingdom adversely impacted gross profit margins for the period.

         Selling, administrative and general expenses of $22,744,000 were $962,000 or 4 percent higher than last year. Nearly all of the year-over-year increase resulted from the added operating expenses associated with acquired businesses. The Company continues an aggressive program to broaden market penetration in all its product lines. Increased expenses incurred by the Company associated with maintaining its sales and engineering capabilities is expected to position the Company for future growth in an emerging global market.

         Operating income during the current quarter of $5,569,000 was $498,000 or 10 percent higher than the same period last year. The Metal Products Group reported a significant improvement in operating income over the first quarter of 1996. The domestic Metal Stampings business repeated the excellent operating performance achieved last year. The Astron Division realized a significant gain in earnings despite adverse weather conditions, which hampered shipping activity during the current period. Included in the current quarter results for the Hydraulic Systems Group is a $0.4 million subsidy extension negotiated with the German federal government. The $0.4 million subsidy recognized in the first quarter of 1997 compares to $2.6 million amortization of deferred credit during the same period last year.

         During the first three months of fiscal 1997, nonoperating expenses of $1,406,000 were $746,000 or 113 percent higher than last year. Interest expense of $2,635,000 was $1,238,000 higher than last year, due principally to debt incurred to fund the repurchase of 2.0 million common shares, to purchase the outstanding loans of the Company's Employee Stock Ownership Plan ("ESOP"), and to fund the acquisition of Ultra Hydraulics Limited, located in the United Kingdom, on November 16, 1996. Foreign currency gains realized due to fluctuating exchange rates and gains on the disposal of assets, principally in the United States, offset a portion of the increased interest expense. Meanwhile, interest income of $201,000 was $130,000 lower than last year, as the Company experienced a general decrease in interest rates over the past year.

         The Corporation's effective income tax rate of 29 percent during the first quarter of fiscal 1997 is higher than the same period last year. The Company continues to utilize tax loss carryforwards in Germany. Income from discontinued operations in the first quarter of fiscal 1996 of $1,851,000, net of income taxes, relate to the CUNO operations which were spun-off by the Company in September 1996.

FINANCIAL CONDITION
-------------------

         Cash and cash equivalents decreased $4,337,000 during the first quarter of fiscal 1997. Operating performance netted cash provided by continuing operations of $126,000 compared to cash used of $2,901,000. Cash used by discontinued operations during the first three months of fiscal 1996 was $537,000. Cash used by investing activities of $41,305,000, compared to $5,195,000 last year, was higher due to the acquisition of Ultra Hydraulics Limited in the first quarter, fiscal 1997. Capital expenditures of $2,041,000 were 65 percent lower than the first quarter of fiscal 1996. The Corporation continues to diligently monitor its capital spending requirements in light of current market trends and economic conditions. Cash provided by financing activities was over $39,000,000 higher than last year due principally to long term debt incurred as part of the recent Ultra Hydraulics acquisition.

         Internal cash flows are expected to continue to be sufficient to provide the necessary resources to support operating requirements and to finance capital expenditure programs. Supplemental borrowings against existing credit facilities will also be utilized as needed to finance the capital spending programs.

         All-time record customer orders of $145,550,000 were received during the first three months of fiscal 1997, shattering the previous record of $124,443,000 reported during the third quarter of fiscal 1996. Net bookings received during the current fiscal quarter were 27 percent higher than the same period last year, adjusted for foreign currency exchange differences, and 32 percent higher than orders received during the fourth quarter of fiscal 1996, parity adjusted. Current period orders received by the Hydraulic Systems Group in the United States were 15 percent higher than the same period last year, while bookings received overseas were 28 percent higher than fiscal 1996, adjusted for parity differences. While domestic Metal Products Group orders received were only slightly lower than last year, orders received by the Astron Division overseas were 79 percent higher than the first three months of fiscal 1996, adjusted for fluctuations in foreign currencies.

         Worldwide ending order backlog of $180,908,000 is at its highest level in the Company's 76-year history. The amount of unshipped orders is 32 percent higher than the balance at the end of fiscal 1996 and 15 percent higher than the ending order backlog 12 months ago, both adjusted for foreign currency exchange rate differences.

         The Company expects year-over-year gains in both revenues and income for its business units in fiscal 1997. This optimism is based on expectations for moderate growth in the U.S. economy, the imminent launch of a series of new product offerings and continuing success in its efforts to lower its cost of operations. Improved business conditions in Europe and other foreign markets served by the Company, and the recent extension of operating subsidies from the German government for our facilities located in that country further enhance the opportunity for substantial growth in earnings for 1997.


FORWARD-LOOKING INFORMATION
---------------------------

         Forward-looking statements contained in this 10-Q government filing are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These important factors include, without limitation, demand for the Company's products; the Company's ability to manufacture commercial quantities of its products on an efficient and cost effective basis; competition by rival developers of hydraulic systems and building systems and metal products; changes in technology; customer preferences; growth in the hydraulic systems and building systems and metal products industries and general economic business conditions. These important factors and other factors which could affect the Company's results are detailed in the Company's filings with the Securities and Exchange Commission and are included herein by reference. The Company assumes no obligation to update the information in this filing.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

(a) Exhibit I - computation of per share earnings (unaudited)
    (in thousands, except per share data)
                                                     Three Months Ended
                                                        January 31,
                                                     ------------------
                                                      1997       1996
                                                      ----       ----
Primary
-------
  Average shares outstanding....................     13,703    15,444
  Net effect of dilutive stock options -
      based on the treasury stock method
      using average market price................        420       159
                                                    -------   -------
          Total.................................     14,123    15,603
                                                    =======   =======

  Income from continuing operations.....            $ 2,952   $ 3,402
  Preferred stock dividends and adjustments.....       (514)     (521)
                                                    -------   -------
  Income applicable to common stock.............    $ 2,438   $ 2,881
                                                    =======   =======
  Per share amount..............................      $0.17     $0.18
                                                    =======   =======

  Income from discontinued operations...........    $     0   $ 1,851
                                                    =======   =======
  Per share amount..............................      $0.00     $0.12
                                                    =======   =======
  Net Income ...................................    $ 2,952   $ 5,253
  Preferred stock dividends and adjustments.....       (514)     (521)
                                                    -------   -------

  Income applicable to common stock.............    $ 2,438   $ 4,732
                                                    =======   =======
  Per share amount..............................      $0.17     $0.30
                                                    =======   =======

Fully Diluted
-------------

  Average shares outstanding....................     13,703    15,444
  Net effect of dilutive stock options -
      based on the treasury stock method
      using the period end price, if
      higher than average market price..........        424       170
  Common share equivalents:
      Series B Preferred........................      3,143     1,301
                                                    -------   -------

          Total ................................     17,270    16,915
                                                    =======   =======

  Income from continuing operations.............    $ 2,952   $ 3,402
  Preferred stock (Series B) dividends
     rate adjustment............................        (89)     (345)
                                                    -------   -------
  Income applicable to common stock.............    $ 2,863   $ 3,057
                                                    =======   =======
  Per share amount..............................      $0.17     $0.18
                                                    =======   =======

  Income from discontinued operations...........    $     0   $ 1,851
                                                    =======   =======
  Per share amount..............................      $0.00     $0.11
                                                    =======   =======

  Net Income....................................    $ 2,952   $ 5,253
  Preferred stock (Series B)
     dividends rate adjustment..................        (89)     (345)
                                                    -------   -------

  Income applicable to common stock.............    $ 2,863   $ 4,908
                                                    =======   =======
  Per share amount..............................      $0.17     $0.29
                                                    =======   =======



Exhibit 27 - Financial Data Schedule



(b)  Form 8-K - Date of Report - November 18, 1996

     Item 2.    Acquisition or Disposition of Assets
                a)       Reported purchase of Ultra Hydraulics Limited

     Item 7.    Financial Statements, Pro Forma Financial
                Information And Exhibits

                         Not Required

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COMMERCIAL INTERTECH CORP.



Date March 12, 1997                       By   /s/Steven J. Hewitt
    ----------------                        ----------------------
                                            Steven J. Hewitt
                                            Senior Vice President and
                                            Chief Financial Officer