Form 10-Q
period 1997-04-30
COMMERCIAL INTERTECH CORP
filed 1997-06-11
CIK 22470

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

                          Commission file number 0-588

                           COMMERCIAL INTERTECH CORP.
             (Exact name of registrant as specified in its charter)

             Ohio                                              34-0159880
------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

1775 Logan Avenue, Youngstown, Ohio                            44501-0239
-----------------------------------                            ----------
(Address of principal executive offices)                       (Zip Code)

                                 (330) 746-8011
                           --------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
                                 --------------
Former name, former address and former fiscal year, if changed since last report.

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

        Common Stock, $1 Par Value--14,092,897 shares as of June 1, 1997

                                      INDEX

                           COMMERCIAL INTERTECH CORP.

                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated condensed statements of income - six months ended
         April 30, 1997 and 1996; and three months ended April 30, 1997
         and 1996........................................................    3

         Consolidated condensed balance sheets -
         April 30, 1997 and October 31, 1996.............................    4

         Consolidated condensed statements of cash flows - six months
         ended April 30, 1997 and 1996 ..................................    5

         Notes to consolidated condensed financial statements -
         April 30, 1997 .................................................    6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................    9


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.............   14

Item 6.  Exhibits and Reports on Form 8-K ...............................   15


SIGNATURE ...............................................................   17

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

                                                                  Six Months Ended                  Three Months Ended
(Thousands of dollars except per share data)                           April 30,                        April 30,
                                                              -------------------------        -------------------------
                                                                1997              1996            1997              1996
                                                              --------           ------        --------            ------

Net sales ............................................       $ 246,608        $ 219,189        $ 129,892        $ 112,227
Less costs and expenses:
   Cost of products sold .............................         184,771          163,376           96,368           83,267
   Selling, administrative and general expense .......          45,502           44,080           22,758           22,298
                                                             ---------        ---------        ---------        ---------
                                                               230,273          207,456          119,126          105,565
                                                             ---------        ---------        ---------        ---------
Operating income .....................................          16,335           11,733           10,766            6,662

Nonoperating income (expense):
   Interest income ...................................             363              520              162              189
   Interest expense ..................................          (5,210)          (2,706)          (2,575)          (1,309)
   Other .............................................           2,269            1,153            1,241              747
                                                             ---------        ---------        ---------        ---------
                                                                (2,578)          (1,033)          (1,172)            (373)
                                                             ---------        ---------        ---------        ---------
Income from continuing operations
   before income taxes ...............................          13,757           10,700            9,594            6,289
Income taxes .........................................           5,065            2,906            3,854            1,897
                                                             ---------        ---------        ---------        ---------
Income from continuing operations ....................           8,692            7,794            5,740            4,392
Income from discontinued operations ..................               0            5,102                0            3,251
                                                             ---------        ---------        ---------        ---------
Net income ...........................................       $   8,692        $  12,896        $   5,740        $   7,643
                                                             =========        =========        =========        =========

Preferred stock dividend .............................             963            1,031              450              510
                                                             ---------        ---------        ---------        ---------
Net income applicable to common stock ................       $   7,729        $  11,865        $   5,290        $   7,133
                                                             =========        =========        =========        =========


Earnings per share of common stock:
     Primary:
       Income from continuing operations .............       $    0.54        $    0.43        $    0.37        $    0.25
       Income from discontinued operations ...........            0.00             0.33             0.00             0.21
       Net income ....................................            0.54             0.76             0.37             0.46
     Fully diluted:
       Income from continuing operations .............       $    0.49        $    0.42        $    0.33        $    0.24
       Income from discontinued operations ...........            0.00             0.30             0.00             0.19
       Net income ....................................            0.49             0.72             0.33             0.43

Dividends per common share ...........................       $   0.270        $   0.270        $   0.135        $   0.135


See notes to consolidated condensed financial statements.




                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

(Thousands of dollars)                                                                          April 30,    October 31,
                                                                                                  1997           1996
                                                                                              -----------    -----------
ASSETS
------
   CURRENT ASSETS:
      Cash and cash equivalents ............................................................  $    24,847    $    27,552
      Accounts receivable, less allowance (1997-$2,070;  1996-$1,724).......................       76,409         70,399
      Inventories ..........................................................................       59,697         58,129
      Deferred income tax benefits  ........................................................       14,325         15,515
      Prepaid expenses and other current assets.............................................        3,298          4,012
      Receivable from discontinued operations ..............................................        3,527         10,184
      Dividend receivable from discontinued operations......................................            0          4,612
                                                                                              -----------    -----------
                                                                        TOTAL CURRENT ASSETS      182,103        190,403

   PROPERTY, PLANT AND EQUIPMENT............................................................      210,665        196,909
      Less allowance for depreciation.......................................................      108,301        100,289
                                                                                              -----------    -----------
                                                                                                  102,364         96,620

   NONCURRENT ASSETS:
      Intangible assets.....................................................................       41,468          9,051
      Pension assets........................................................................       38,373         37,371
      Other assets .........................................................................        2,228          3,671
                                                                                              -----------    -----------
                                                                     TOTAL NONCURRENT ASSETS       82,069         50,093
                                                                                              -----------    -----------
                                                                                TOTAL ASSETS  $   366,536    $   337,116
                                                                                              ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
   CURRENT LIABILITIES:
      Bank loans ...........................................................................  $       574    $     2,745
      Accounts payable......................................................................       46,530         51,648
      Accrued expenses......................................................................       51,339         54,291
      Accrued income taxes .................................................................        3,747          4,385
      Dividends payable.....................................................................        2,499          2,449
      Current portion of long-term debt  ...................................................       14,965            705
                                                                                              -----------    -----------
                                                                   TOTAL CURRENT LIABILITIES      119,654        116,223

   NONCURRENT LIABILITIES:
      Long-term debt .......................................................................      120,949         93,415
      Deferred income taxes.................................................................       16,287         15,495
      Postretirement benefits ..............................................................       24,598         24,822
                                                                                              -----------    -----------
                                                                TOTAL NONCURRENT LIABILITIES      161,834        133,732

   SHAREHOLDERS' EQUITY:
      Preferred stock, no par value:
         Authorized:  10,000,000 shares
         Series A participating preferred shares ...........................................            0              0
         Series B ESOP convertible preferred shares
            Issued:  1997 -   942,552 shares
                     1996 - 1,039,657 shares ...............................................       21,914         24,172
      Common stock, $1 par value:
         Authorized:  30,000,000 shares
            Issued:  1997 - 14,088,277 shares (excluding 1,926,475 in treasury)
                     1996 - 13,559,579 shares (excluding 2,211,868 in treasury).............       14,088         13,560
      Capital surplus ......................................................................        3,211              0
      Retained earnings.....................................................................       72,181         67,808
      Deferred compensation ................................................................      (16,337)       (17,594)
      Translation adjustment ...............................................................      (10,009)          (785)
                                                                                              -----------    -----------
                                                                  TOTAL SHAREHOLDERS' EQUITY       85,048         87,161
                                                                                              -----------    -----------
                                                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $   366,536    $   337,116
                                                                                              ===========    ===========


See notes to consolidated condensed financial statements.





                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                                     Six Months Ended
(Thousands of dollars)                                                                                   April 30,
----------------------                                                                             --------------------

                                                                                                    1997           1996
                                                                                                   -----          -----
OPERATING ACTIVITIES:
   Net income .............................................................................  $     8,692    $    12,896
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for depreciation and amortization.......................................        7,280          5,847
         Amortization of deferred credit ..................................................         (796)        (3,634)
         Postretirement benefit  ..........................................................          179            463
         Pension plan credits .............................................................       (1,368)        (1,301)
         Change in deferred income taxes...................................................        1,651           (219)
         Change in current assets and liabilities:
            (Increase) decrease in accounts receivable.....................................       (2,951)         9,243
            (Increase) in inventories .....................................................         (622)        (2,802)
            (Increase) in prepaid expenses and other current assets .......................       (1,885)          (117)
            Decrease in receivable from discontinued operations............................        6,771              0
            (Decrease) in accounts payable and accrued expenses ...........................       (5,496)       (12,660)
            Increase in accrued income taxes ..............................................          159          1,515
                                                                                             -----------    -----------
   Net cash provided by continuing operations .............................................       11,614          9,231
   Net cash provided by discontinued operations ...........................................            0            366
                                                                                             -----------    -----------
                                      Net cash provided by operating activities............       11,614          9,597

INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets......................................................          756            841
   Business acquisition ...................................................................      (39,359)             0
   Investment in intangibles  .............................................................         (896)             0
   Capital expenditures....................................................................       (3,798)       (10,212)
   Operating loss indemnification .........................................................        3,016              0
                                                                                             -----------    -----------
                                      Net cash (used) by investing activities..............      (40,281)        (9,371)

FINANCING ACTIVITIES:
   Proceeds from long-term debt  ..........................................................       57,876              0
   Principal payments on long-term debt....................................................      (22,295)        (3,146)
   Net borrowings under bank loan agreements ..............................................       (4,889)        (4,821)
   Proceeds from reserve contracts ........................................................            0          1,212
   Conversion of other assets .............................................................       (1,674)             5
   Dividends from discontinued operations .................................................        4,612              0
   Dividends paid .........................................................................       (4,654)        (3,990)
                                                                                             -----------    -----------
                                      Net cash provided (used) by financing activities.....       28,976        (10,740)

Effect of exchange rate changes on cash ...................................................       (3,014)        (2,186)
                                                                                             -----------    ------------
Net (decrease) in cash and cash equivalents ...............................................       (2,705)       (12,700)

Cash and cash equivalents at beginning of period...........................................       27,552         32,949
                                                                                             -----------    -----------
Cash and cash equivalents at end of period  ...............................................  $    24,847    $    20,249
                                                                                             ===========    ===========

Supplemental disclosures:
   Cash paid during the period for:
      Interest.............................................................................  $     5,406    $     2,636
      Income taxes ........................................................................        3,255          1,610

 See notes to consolidated condensed financial statements.

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 April 30, 1997

Note A - Basis of Presentation
------------------------------

         The accompanying unaudited consolidated condensed financial statements of Commercial Intertech Corp. and Subsidiaries (the "Company" or "Commercial Intertech") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial Intertech Corp. and Subsidiaries' annual report on Form 10-K for the year ended October 31, 1996. Operating results for the six-month and three-month periods ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997. Certain prior period balances have been reclassified to conform with the presentation of the current period.

Note B - Discontinued Operations
--------------------------------

         On July 29, 1996 the Board of Directors of Commercial Intertech Corp. approved a plan to spin-off the fluid purification business by declaring a dividend distribution of 100 percent of the common stock of CUNO Incorporated ("CUNO") on a pro-rata basis to the holders of Commercial Intertech common shares (the "Distribution"). Each holder of record of Commercial Intertech common shares at the close of business on September 10, 1996, the record date for the Distribution, received one share of CUNO Common Stock for every one common share of Commercial Intertech. No fractional shares of CUNO were issued. The operating results of CUNO are presented in all the accompanying consolidated condensed financial statements as a discontinued operation.

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

Note C - Long-Term Debt
-----------------------

         In November, 1996, the Company used approximately $27.0 million of the senior revolving credit and term loan facilities negotiated at the end of fiscal 1996 to finance the acquisition (including working capital) of Ultra Hydraulics Limited (see Note G). In addition to the $27.0 million, approximately $22.0 million was financed with loan notes issued to the principal owners of Ultra Hydraulics at LIBOR less one percentage point. The loan notes are guaranteed under the senior revolving credit and term loan agreement.

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

Note E - Inventories
--------------------

         Inventories consisted of the following:

                                                April 30,      October 31,
                                                   1997           1996
                                                   ----           ----
                                                      (in thousands)

                 Raw materials................  $   22,881     $  21,090
                 Work-in-process..............      26,220        27,353
                 Finished goods...............      10,596         9,686
                                                ----------     ---------
                                                $   59,697     $  58,129
                                                ==========     =========

Note F - Segment Reporting
--------------------------

         The Company is engaged in the design, manufacture and sale of products in two segments:

                                              Six Months Ended                   Three Months Ended
                                                  April 30,                           April 30,
                                           ----------------------             -----------------------
                                            1997            1996               1997              1996
                                           ------          ------             -----             -----
                                                                 (in thousands)
HYDRAULIC SYSTEMS
   Net sales                             $168,311        $144,015           $ 90,104         $ 77,466
   Operating income                        11,290           9,492              7,859            5,479


BUILDING SYSTEMS AND METAL PRODUCTS
   Net sales                             $ 78,297        $ 75,174           $ 39,788         $ 34,761
   Operating income                         5,045           2,241              2,907            1,183



TOTAL COMPANY
   Net sales                             $246,608        $219,189           $129,892         $112,227
   Operating income                        16,335          11,733             10,766            6,662
   Percent to sales                          6.6%            5.4%               8.3%             5.9%


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

Note H - Newly Issued Accounting Standards
------------------------------------------

         In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" was issued. The statement specifies the computation and presentation of earnings per share information and is required to be adopted on December 31, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of unexercised stock options will be excluded. The impact of adopting the new statement is expected to result in an increase in primary earnings per share of $.02 and $.01 for the quarters ended April 30, 1997 and 1996, respectively, and $.03 and $.02 for the six months ended April 30, 1997 and 1996, respectively. The Company has not yet finalized the determination of the impact the statement will have on the calculation of fully diluted earnings per share. Early adoption of the statement is not permitted.

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

             On July 29, 1996, the Company's Board of Directors declared a dividend to Commercial Intertech common shareholders of 100 percent of the common stock of CUNO Incorporated, its fluid filtration and purification subsidiary. The new CUNO shares were distributed on the basis of one common share of CUNO for each Commercial Intertech common share outstanding, payable to holders of record as of the close of business on August 9, 1996. On September 9, 1996, the Securities and Exchange Commission and Nasdaq approved the CUNO shares for trading on the stock exchange. The CUNO financial results have been restated and reported as income from discontinued operations in the accompanying consolidated condensed statements of income.

Second Quarter 1997 Compared With Second Quarter 1996
-----------------------------------------------------

             Quarterly net sales of $129,892,000 established a new record in the 77 year history of the Company. Net sales during the current quarter were $17,665,000 or 16 percent higher than the second quarter of fiscal 1996 primarily due to the favorable impact of business acquisitions as well as sales growth reflecting higher demand for most of the Company's products. Income from continuing operations of $5,740,000 was $1,348,000 or 31 percent higher than the second quarter of fiscal 1996 which primarily reflects the impact of increased sales and the progress made in reducing the Company's cost structure.

             Net sales recorded by domestic operations totaled $72,387,000 during the current quarter which was $7,352,000 or 11 percent higher than net sales of the second quarter of the prior fiscal year. The domestic Hydraulics Systems Group recorded net sales for a quarter of $57,589,000, an 11 percent increase over the second quarter of last year. The domestic Metal Products Group recorded second quarter sales of $14,798,000 which represents a 14 percent increase over the same quarter last year reflecting stronger demand and an increase in market share.

             Net sales of foreign operations totaled $57,505,000 which was $10,313,000 or 22 percent higher than the second quarter of last year. Net sales of foreign operations would have been $3,509,000 or 7 percent higher adjusted for fluctuating exchange rate differences. The foreign Hydraulic Systems Group reported shipments of $32,515,000, a 28 percent increase over the second quarter of last year, reflecting gains in virtually all markets it serves. Sales of the Company's Astron Division located in Europe increased 15 percent in the current quarter primarily due to increased shipments and stronger pricing.

             Consolidated gross profit of $33,524,000 was $4,564,000 or 16 percent higher than the second quarter of fiscal 1996 which primarily reflects the impact of increased sales during the current quarter. The consolidated gross profit margin for the current period was flat compared with the second quarter of fiscal 1996. A modest improvement in domestic profit margins during the current quarter was offset by a modest decline in the profit margins of the foreign operations.

             Selling, general and administrative expenses of $22,758,000 were $460,000 or 2 percent higher than the same quarter last year. Expenses actually declined by 3 percent during the current quarter if acquisitions were excluded in the comparison. Selling, general and administrative expenses declined as a percent of sales to 18 percent in the current quarter from 20 percent of sales last year reflecting the impact of the Company's efforts to reduce its cost structure.

             Operating income of $10,766,000 in the current quarter was $4,104,000 or 62 percent higher than the same quarter last year. Operating income of the Hydraulic Systems Group of $7,859,000 was 43 percent higher than the same quarter last year as both domestic and foreign operations reported increased operating income. The Building Systems and Metal Products Group recorded operating income of $2,907,000 which was 146 percent higher than operating income of the second quarter of last year primarily due to increased sales, reduced material costs and improved manufacturing efficiencies from the new facility in the Czech Republic.

             During the second quarter of fiscal 1997, nonoperating expenses of $1,172,000 were $799,000 greater than the same quarter last year. Interest expense of $2,575,000 in the current quarter was $1,266,000 higher than the prior year primarily due to debt incurred in the fourth quarter of fiscal 1996 to fund the repurchase of 2.0 million shares of the Company's common shares, to purchase the outstanding loans of the Company's Employee Stock Ownership Plan and to fund the acquisition of Ultra Hydraulics Limited, located in the United Kingdom, on November 16, 1996. The Company also recorded a nonrecurring gain of $1.0 million realized on transfer of Astron Building Systems marketing and manufacturing rights to a new Korean licensee.

             The Company's effective income tax rate of 40 percent during the second quarter of fiscal 1997 is higher than that of the same quarter last year due primarily to reduced utilization of loss carryforwards in Germany.

 First Six Months of 1997 Compared With First Six Months of 1996
 ---------------------------------------------------------------

             The Company recorded net sales of $246,608,000 for the six months ended April 30, 1997, surpassing sales recorded for the prior year period by 13 percent. The increase is primarily due to the favorable impact of business acquisitions as well as sales growth reflecting higher demand for most of the Company's products. Income from continuing operations of $8,962,000 was $898,000 or 12 percent higher than the first six months of the last year which primarily reflects the impact of increased sales and the progress made in reducing the Company's cost structure.

             Net sales from domestic operations totaled $137,033,000 during the current period, which is $12,561,000 or 10 percent higher than net sales of the prior year period. The domestic Hydraulic Systems Group reported recorded first half revenues of $107,957,000, an 11 percent increase over the same period of the prior year. The domestic Metal Products Group reported a 7 percent increase over the same period last year.

             Foreign operations recorded revenues $109,575,000 which were $14,858,000 or 16 percent higher than the same period last year. The increase primarily reflects sales growth and the favorable impact of the acquisition of Ultra Hydraulics Limited in November 1996 which more than offset the negative currency impact on foreign sales reported in U.S. dollars due to a stronger dollar relative to most foreign currencies during the current period. Net sales of foreign operations would have been $4,825,000 or 5 percent higher adjusted for the effects of exchange rate differences. The foreign Hydraulic Systems Group recorded net sales of $60,354,000, a 29 percent increase over the same period last year, reflecting gains in virtually all markets it serves and the acquisition of Ultra Hydraulics Limited. Sales of the Company's Astron Division located in Europe increased 3 percent in the current period despite the negative impact of fluctuating exchange rates.

             Consolidated gross profit of $61,837,000 during the current period was $6,024,000 or 11 percent higher than the same period of fiscal 1996 which primarily reflects the impact of increased sales during the current period. Consolidated gross profit margins of the current period were slightly lower than the same period last year. Domestic gross margins showed modest improvement over the prior year period while gross profit margins for foreign operations were down slightly due, in part, to temporary operational difficulties for the newly acquired Hydraulics business in the United Kingdom. Also included in the current period results for the Hydraulics Systems Group is a $1.2 million credit related to an extension of operating subsidies negotiated with the German government. The $1.2 million compares to $3.6 million amortization of deferred credit during the same period last year.

             Selling, general and administrative expenses of $45,502,000 was $1,422,000 or 3 percent higher than the same period last year. Expenses actually declined by 2 percent during the current period if acquisitions are excluded in the comparison. Selling, general and administrative expenses declined as a percent of sales to 18 percent in the current period from 20 percent of sales in the prior period reflecting the impact of the Company's efforts to reduce its cost structure.

             Operating income of $16,335,000 in the current six month period was $4,602,000 or 39 percent higher than the same period of the prior fiscal year which primarily reflects the impact of increased sales as well as the results of the Company's efforts to reduce its cost structure. Operating income of the Hydraulic Systems Group was $11,290,000 or 19 percent higher than the same period last year as both domestic and foreign operations reported increased operating income. The Building Systems and Metal Products Group recorded operating income of $5,045,000 or 125 percent higher than operating income of the same period last year primarily due to increased sales, reduced material costs and improved manufacturing efficiencies from the new facility in the Czech Republic.

             During the first six months of fiscal 1997, nonoperating expenses of $2,578,000 were $1,545,000 greater than the same period of the prior year. Interest expense of $5,210,000 in the current period was $2,504,000 higher than the prior year primarily due to debt incurred in the fourth quarter of fiscal 1996 to fund the repurchase of 2.0 million shares of the Company's common shares, to purchase the outstanding loans of the Company's Employee Stock Ownership Plan and to fund the acquisition of Ultra Hydraulics Limited on November 16, 1996. The Company also recorded a nonrecurring gain of $1.0 million realized on transfer of Astron Building Systems marketing and manufacturing rights to a new Korean licensee.

             The Company's effective income tax rate of 37 percent during the first six months of fiscal 1997 is higher than that of the same period of the prior fiscal year due primarily to reduced utilization of loss carryforwards in Germany.

Newly Issued Accounting Standards
---------------------------------

             In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" was issued. The statement specifies the computation and presentation of earnings per share information and is required to be adopted on December 31, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of unexercised stock options will be excluded. The impact of adopting the new statement is expected to result in an increase in primary earnings per share of $.02 and $.01 for the quarters ended April 30, 1997 and 1996, respectively, and $.03 and $.02 for the six months ended April 30, 1997 and 1996, respectively. The Company has not yet finalized the determination of what impact the statement will have on the calculation of fully diluted earnings per share. Early adoption of the statement is not permitted.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

             The Company expects that sufficient financial resources, generated from both internal and external sources, will be available to meet operating needs, to meet scheduled debt repayments and to fund capital expenditure programs during the upcoming year. Cash and cash equivalents declined by $2,705,000 during the first six months of fiscal 1997. Cash provided by continuing operations during the current period increased to $11,614,000 compared with $9,231,000 in the first six months of last year.

             Cash used in investing activities was $40,281,000 in the first six months of the fiscal 1997 compared with $9,371,000 last year primarily due to use of cash totaling $39,359,000 to acquire all of the outstanding common stock of Ultra Hydraulics limited in November 1996. Investing activities include proceeds of $3,016,000 which was paid by an agency of the Federal Republic of Germany pursuant to a negotiated extension of operating subsidies related to the Company's German operations. Cash used in investing activities for capital expenditures was $3,798,000 in the current period which is 63 percent lower than capital expenditures for the same period last year. The Company continues to diligently monitor its capital spending requirements in light of current market trends and economic conditions.

             Cash provided by financing activities was $28,976,000 compared with cash used of $10,740,000 last year, primarily due to approximately $49,000,000 of long-term debt issued to finance the acquisition of Ultra Hydraulics Limited. Cash was used to make principal payments on long-term debt totaling $22,295,000 during the current period, the majority of which represents net pay-downs of amounts drawn under the Company's senior revolving credit facility.

BUSINESS OUTLOOK
----------------

             Incoming customer orders received of $278,803,000 during the first half of fiscal 1997 are an all-time record reported by the Company, shattering the previous record set during fiscal 1995 of $237,045,000 by 18 percent. Current period orders are 25 percent higher than orders received twelve months ago, parity adjusted. Current fiscal year orders received by the Hydraulic Systems Group are at an all-time high on the strength of back-to-back record quarters reported by its domestic units. Current period orders received in the United States were 25 percent higher than last year and bookings received overseas were 20 percent higher than fiscal 1996, adjusted for parity differences. While domestic Metal Products Group orders were 9 percent higher than last year, orders received by the Astron Division in Europe during the first half of fiscal 1997 are at an all-time record high, 43 percent higher than last year, adjusted for fluctuations in foreign currencies.

             The worldwide backlog of unshipped orders amount to $179,478,000 at April 30, 1997. The amount of unshipped orders is 33 percent higher than the balance at the end of fiscal 1996 and 19 percent higher than the ending order backlog twelve months ago, both adjusted for foreign currency exchange rate differences.

             The Company expects year-over-year gains in both revenues and income for its business units in fiscal 1997. This optimism is based on expectations for moderate growth in the domestic economy, the imminent launch of a series of new product offerings and continuing success in its efforts to lower its costs of operations. Improved business conditions in Europe and other foreign markets served by the Company, and the recent extension of operating subsidies from the German government for our facilities located in that country further enhance the opportunity for substantial growth in earnings for 1997.

FORWARD-LOOKING INFORMATION
---------------------------

             Forward-looking statements contained in this Form 10-Q government filing are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These important factors include, without limitation, demand for the Company's products; the Company's ability to manufacture commercial quantities of its products on an efficient and cost effective basis; competition by rival developers of hydraulic systems and building systems and metal products; changes in technology; customer preferences; growth in the hydraulic systems and building systems and metal products industries and general economic and business conditions. These important factors and other factors which could affect the Company's results are detailed in the Company's filings with the Securities and Exchange Commission and are included herein by reference. The Company assumes no obligation to update the information in this filing.

                           PART II. OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

             The Annual Meeting of Shareholders was held on March 26, 1997. A proposal to amend the Code of Regulations of the Company to establish a minimum of 9 and a maximum of 15 directors was approved by an affirmative vote of the holders of a majority of the voting power of the Company with 11,479,361 votes cast in favor of amendment and 1,060,408 votes against. In addition, 112,440 votes abstained and broker non-votes totaled 1,177,701. No other matters were voted on which require disclosure under this item.

Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits:

Exhibit 11 - computation of per share earnings (unaudited)
(in thousands, except per share data)

                                                                            Six Months Ended          Three Months Ended
                                                                                 April 30,                  April 30,
                                                                     --------------------------    -----------------------
                                                                         1997            1996        1997            1996
                                                                     ----------       ---------    --------       --------
PRIMARY
  Average shares outstanding ......................................      13,946          15,467       14,093        15,486
  Net effect of dilutive stock options - based on the
      treasury stock method using average market price.............         404             165          387           161
                                                                     ----------     -----------    ---------    ----------
          Total....................................................      14,350          15,632       14,480        15,647
                                                                     ==========     ===========    =========    ==========

  Income from continuing operations ...............................  $    8,692     $     7,794    $   5,740    $    4,392
  Preferred stock dividends and adjustments .......................        (963)         (1,031)        (450)         (510)
                                                                     ----------     -----------    ---------    ----------
  Income applicable to common stock ...............................  $    7,729     $     6,763    $   5,290    $    3,882
                                                                     ==========     ===========    =========    ==========
  Per share amount ................................................  $     0.54     $      0.43    $    0.37    $     0.25
                                                                     ==========     ===========    =========    ==========

  Income from discontinued operations..............................  $        0     $     5,102    $       0    $    3,251
                                                                     ==========     ===========    =========    ==========
  Per share amount.................................................  $     0.00     $      0.33    $    0.00    $     0.21
                                                                     ==========     ===========    =========    ==========

  Net income ......................................................  $    8,692     $    12,896    $   5,740    $    7,643
  Preferred stock dividends and adjustments........................        (963)         (1,031)        (450)         (510)
                                                                     ----------     -----------    ---------    ----------
  Income applicable to common stock ...............................  $    7,729     $    11,865    $   5,290    $    7,133
                                                                     ==========     ===========    =========    ==========
  Per share amount ................................................  $     0.54     $      0.76    $    0.37    $     0.46
                                                                     ==========     ===========    =========    ==========

FULLY DILUTED
  Average shares outstanding.......................................      13,946          15,467       14,093        15,486
  Net effect of dilutive stock options - based on the
      treasury stock method using the period end price
      if higher than average market price..........................         407             175          387           164
  Common share equivalents:
      Series B Preferred ..........................................       2,948           1,300        2,849         1,299
                                                                     ----------     -----------    ---------    ----------
          Total ...................................................      17,301          16,942       17,329        16,949
                                                                     ==========     ===========    =========    ==========

  Income from continuing operations................................  $    8,692     $     7,794    $   5,740    $    4,392
  Preferred stock (Series B) dividends rate adjustment.............        (167)           (680)         (78)         (335)
                                                                     ----------     -----------    ---------    ----------
  Income applicable to common stock ...............................  $    8,525     $     7,114    $   5,662    $    4,057
                                                                     ==========     ===========    =========    ==========
  Per share amount.................................................  $     0.49     $      0.42    $    0.33    $     0.24
                                                                     ==========     ===========    =========    ==========

  Income from discontinued operations..............................  $        0     $     5,102    $       0    $    3,251
                                                                     ==========     ===========    =========    ==========
  Per share amount ................................................  $     0.00     $      0.30    $    0.00    $     0.19
                                                                     ==========     ===========    =========    ==========

  Net income ......................................................  $    8,692     $    12,896    $   5,740    $    7,643
  Preferred stock (Series B) dividends rate adjustment ............        (167)           (680)         (78)         (335)
                                                                     ----------     -----------    ---------    ----------
  Income applicable to common stock ...............................  $    8,525     $    12,216    $   5,662    $    7,308
                                                                     ==========     ===========    =========    ==========
  Per share amount ................................................  $     0.49     $      0.72    $    0.33    $     0.43
                                                                     ==========     ===========    =========    ==========

Exhibit 27 -   Financial Data Schedule

(b)      Reports On Form 8-K

         No reports were filed on Form 8-K during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               COMMERCIAL INTERTECH CORP.

Date   June 11, 1997                           By    /s/Steven J. Hewitt
    --------------------                         --------------------------
                                               Steven J. Hewitt
                                               Senior Vice President and
                                               Principal Financial Officer