Form 10-Q
period 1997-07-31
COMMERCIAL INTERTECH CORP
filed 1997-09-11
CIK 22470

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

                          Commission file number 0-588

                           COMMERCIAL INTERTECH CORP.
             (Exact name of registrant as specified in its charter)

             Ohio                                             34-0159880
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

1775 Logan Avenue, Youngstown, Ohio                           44501-0239
-----------------------------------                           ----------
(Address of principal executive offices)                      (Zip Code)

                                 (330) 746-8011
               --------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
--------------------------------------------------------------------------
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

      Common Stock, $1 Par Value--14,097,246 shares as of September 1, 1997

                                      INDEX

                           COMMERCIAL INTERTECH CORP.

                                                                      PAGE NO.
                                                                      --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated condensed statements of income - nine
          months ended July 31, 1997 and 1996; and three
          months ended July 31, 1997 and 1996.........................  3

          Consolidated condensed balance sheets - July 31,
          1997 and October 31, 1996...................................  4

          Consolidated condensed statements of cash flows -
          nine months ended July 31, 1997 and 1996....................  5

          Notes to consolidated condensed financial statements -
          July 31, 1997...............................................  6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................  10


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ...........................  16

SIGNATURE   ..........................................................  18





                                             PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES

                                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                              NINE MONTHS ENDED                  THREE MONTHS ENDED
(Thousands of dollars except per share data)                         JULY 31,                         JULY 31,
                                                           ------------------------         ---------------------------
                                                             1997             1996            1997                 1996
                                                           --------          ------         --------              ------

Net sales ............................................    $ 383,659        $ 340,198        $ 137,051        $ 121,009
Less costs and expenses:
   Cost of products sold .............................      285,280          252,086          100,509           88,710
   Selling, administrative and general expense .......       68,050           66,442           22,548           22,362
   Nonrecurring defense costs ........................            0            3,637                0            3,637
                                                          ---------        ---------        ---------        ---------
                                                            353,330          322,165          123,057          114,709
                                                          ---------        ---------        ---------        ---------
Operating income .....................................       30,329           18,033           13,994            6,300

Nonoperating income (expense):
   Interest income ...................................          661              781              298              261
   Interest expense ..................................       (7,948)          (4,232)          (2,738)          (1,526)
   Foreign currency gains (losses) ...................          675              (42)             225             (401)
   Other .............................................        1,862            2,003               43            1,209
                                                          ---------        ---------        ---------        ---------
                                                             (4,750)          (1,490)          (2,172)            (457)
                                                          ---------        ---------        ---------        ---------
Income from continuing operations
   before income taxes ...............................       25,579           16,543           11,822            5,843
Income taxes .........................................        9,186            5,550            4,121            2,644
                                                          ---------        ---------        ---------        ---------
Income from continuing operations ....................       16,393           10,993            7,701            3,199
Income from discontinued operations ..................            0            5,732                0              630
                                                          ---------        ---------        ---------        ---------
Net income ...........................................    $  16,393        $  16,725        $   7,701        $   3,829
                                                          =========        =========        =========        =========

Preferred stock dividend .............................        1,429            1,544              466              513
                                                          ---------        ---------        ---------        ---------
Net income applicable to common stock ................    $  14,964        $  15,181        $   7,235        $   3,316
                                                          =========        =========        =========        =========


Earnings per share of common stock:
     Primary:
       Income from continuing operations .............    $    1.04        $    0.61        $    0.50        $    0.17
       Income from discontinued operations ...........         0.00             0.37             0.00             0.05
       Net income ....................................         1.04             0.98             0.50             0.22
     Fully diluted:
       Income from continuing operations .............    $    0.93        $    0.59        $    0.44        $    0.17
       Income from discontinued operations ...........         0.00             0.34             0.00             0.04
       Net income ....................................         0.93             0.93             0.44             0.21

Dividends per common share ...........................    $   0.405        $   0.405        $   0.135        $   0.135

See notes to consolidated condensed financial statements.







                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars)                                                                         JULY 31,      OCTOBER 31,
                                                                                                  1997            1996
                                                                                              -----------     ----------
ASSETS
------
   CURRENT ASSETS:
      Cash and cash equivalents.............................................................  $    21,370    $    27,552
      Accounts receivable, less allowance (1997-$2,124; 1996-$1,724)........................       73,538         70,399
      Inventories ..........................................................................       58,166         58,129
      Deferred income tax benefits  ........................................................       14,215         15,515
      Prepaid expenses and other current assets.............................................        3,014          4,012
      Receivable from discontinued operations ..............................................        1,067         14,796
                                                                                               ----------    -----------
                                                            TOTAL CURRENT ASSETS............      171,370        190,403

   PROPERTY, PLANT AND EQUIPMENT............................................................      210,820        196,909
      Less allowance for depreciation.......................................................      109,350        100,289
                                                                                              -----------    -----------
                                                                                                  101 470         96,620

   NONCURRENT ASSETS:
      Intangible assets.....................................................................       41,515          9,051
      Pension assets........................................................................       38,969         37,371
      Other assets .........................................................................        6,053          3,671
                                                                                              -----------    -----------
                                                     TOTAL NONCURRENT ASSETS................       86,537         50,093
                                                                                              -----------    -----------
                                                                           TOTAL ASSETS.....  $   359,377    $   337,116
                                                                                              ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
   CURRENT LIABILITIES:
      Bank loans ...........................................................................  $     5,104    $     2,745
      Accounts payable......................................................................       43,266         51,648
      Accrued expenses......................................................................       51,771         54,291
      Accrued income taxes .................................................................        7,634          4,385
      Dividends payable.....................................................................        2,534          2,449
      Current portion of long-term debt  ...................................................        4,612            705
                                                                                              -----------    -----------
                                                      TOTAL CURRENT LIABILITIES.............      114,921        116,223

   NONCURRENT LIABILITIES:
      Long-term debt .......................................................................      115,585         93,415
      Deferred income taxes.................................................................       15,992         15,495
      Postretirement benefits ..............................................................       24,558         24,822
                                                                                              -----------    -----------
                                               TOTAL NONCURRENT LIABILITIES.................      156,135        133,732

   SHAREHOLDERS' EQUITY:
      Preferred stock, no par value:
         Authorized:  10,000,000 shares
         Series A participating preferred shares ...........................................            0              0
         Series B ESOP convertible preferred shares
            Issued:  1997 -   942,552 shares
                     1996 - 1,039,657 shares ...............................................       21,914        24,172
      Common stock, $1 par value:
         Authorized:  30,000,000 shares
            Issued:  1997 - 14,097,246 shares (excluding 1,922,618 in treasury)
                     1996 - 13,559,579 shares (excluding 2,211,868 in treasury).............       14,097        13,560
      Capital surplus ......................................................................        4,202             0
      Retained earnings.....................................................................       77,695        67,808
      Deferred compensation ................................................................      (16,337)      (17,594)
      Translation adjustment ...............................................................      (13,250)         (785)
                                                                                             ------------   -----------
                                                 TOTAL SHAREHOLDERS' EQUITY.................       88,321        87,161
                                                                                             ------------   -----------
                       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................... $    359,377   $   337,116
                                                                                             ============   ===========


See notes to consolidated condensed financial statements.





                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                    NINE MONTHS ENDED
(Thousands of dollars)                                                                                   JULY 31,
                                                                                                  ---------------------
                                                                                                   1997            1996
                                                                                                  -----           -----
OPERATING ACTIVITIES:
   Net income .............................................................................  $    16,393    $    16,725
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Discontinued operations...........................................................            0         (5,732)
         Provision for depreciation and amortization.......................................       10,940          8,856
         Amortization of deferred credit ..................................................       (1,164)        (3,634)
         Postretirement benefit  ..........................................................          306            665
         Pension plan credits .............................................................       (2,052)        (1,630)
         Change in deferred income taxes...................................................        1,439           (847)
         Change in current assets and liabilities:
            (Increase) decrease in accounts receivable.....................................       (1,153)        11,931
            (Increase) in inventories .....................................................         (164)        (4,103)
            (Increase) in prepaid expenses and other current assets .......................       (1,690)        (2,962)
            Decrease in receivable from discontinued operations............................        9,231              0
            (Decrease) increase in accounts payable and accrued expenses ..................       (3,647)         8,257
            Increase in accrued income taxes ..............................................        4,188          3,328
                                                                                             -----------    -----------
   Net cash provided by continuing operations .............................................       32,627         30,854
   Net cash provided by discontinued operations ...........................................            0         10,417
                                                                                             -----------    -----------
                                      Net cash provided by operating activities............       32,627         41,271

INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets......................................................          772          2,755
   Business acquisition ...................................................................      (39,359)       (10,731)
   Investment in intangibles  .............................................................         (896)             0
   Capital expenditures....................................................................       (7,736)       (13,808)
   Operating subsidies.....................................................................        3,016              0
                                                                                             -----------    -----------
                                      Net cash (used) by investing activities..............      (44,203)       (21,784)

FINANCING ACTIVITIES:
   Proceeds from long-term debt  ..........................................................      137,910        145,052
   Principal payments on long-term debt....................................................     (118,689)       (83,321)
   Net borrowings under bank loan agreements ..............................................         (426)         2,356
   Repurchase of common shares.............................................................            0        (57,008)
   Proceeds from reserve contracts ........................................................          139          1,945
   Purchase of reserve contracts...........................................................       (4,083)        (3,566)
   Conversion of other assets .............................................................       (2,663)          (449)
   Dividends from discontinued operations .................................................        4,612              0
   Dividends paid .........................................................................       (6,988)        (7,848)
                                                                                             -----------    -----------
                                      Net cash provided (used) by financing activities.....        9,812         (2,839)

Effect of exchange rate changes on cash ...................................................       (4,418)          (967)
                                                                                             -----------    ------------
Net (decrease) increase in cash and cash equivalents ......................................       (6,182)        15,681

Cash and cash equivalents at beginning of period...........................................       27,552         32,949
                                                                                             -----------    -----------
Cash and cash equivalents at end of period  ...............................................  $    21,370    $    48,630
                                                                                             ===========    ===========

Supplemental disclosures:
   Cash paid during the period for:
      Interest.............................................................................  $     7,857    $     3,386
      Income taxes ........................................................................        3,559          3,069



 See notes to consolidated condensed financial statements.

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  JULY 31, 1997

Note A - Basis of Presentation
------------------------------

         The accompanying unaudited consolidated condensed financial statements of Commercial Intertech Corp. and Subsidiaries (the "Company" or "Commercial Intertech") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial Intertech Corp. and Subsidiaries' annual report on Form 10-K for the year ended October 31, 1996. Operating results for the nine-month and three-month periods ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997. Certain prior period balances have been reclassified to conform with the presentation of the current period.

Note B - Discontinued Operations
--------------------------------

         On July 29, 1996 the Board of Directors of Commercial Intertech Corp. approved a plan to spin-off the fluid purification business by declaring a dividend distribution of 100 percent of the common stock of CUNO Incorporated ("CUNO") on a pro-rata basis to the holders of Commercial Intertech common shares (the "Distribution"). Each holder of record of Commercial Intertech common shares at the close of business on September 10, 1996, the record date for the Distribution, received one share of CUNO Common Stock for every one common share of Commercial Intertech. No fractional shares of CUNO were issued. The operating results of CUNO are presented in the accompanying consolidated condensed financial statements as a discontinued operation.

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

Note C - Long-Term Debt
-----------------------

         In November 1996, the Company used approximately $27.0 million of the senior revolving credit and term loan facilities negotiated at the end of fiscal 1996 to finance the acquisition (including working capital) of Ultra Hydraulics Limited (see Note G). In addition to the $27.0 million, approximately $22.0 million was financed with loan notes issued to the principal owners of Ultra Hydraulics at LIBOR less one percentage point. The loan notes are guaranteed under the senior revolving credit and term loan agreement. In June 1997, the loan notes were retired using proceeds from the senior revolving credit facility.

         In July 1997, the Company completed the private placement of $60.0 million in senior unsecured notes with a group of institutional investors. The
7.61 percent notes, with an average life of seven years and a maturity date of 10 years, are callable at any time at the option of the Company, subject to certain provisions. Net proceeds were used to repay $60.0 million outstanding under the Company's term loan facility which was negotiated at the end of fiscal 1996.

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

Note E - Inventories
--------------------

         Inventories consisted of the following:

                                                 JULY 31,     OCTOBER 31,
                                                   1997          1996
                                                ---------     ----------
                                                      (in thousands)

                 Raw materials................  $   21,066     $  21,090
                 Work-in-process..............      27,855        27,353
                 Finished goods...............       9,245         9,686
                                                ----------     ---------
                                                $   58,166     $  58,129
                                                ==========     =========

Note F - Segment Reporting
--------------------------

         The Company is engaged in the design, manufacture and sale of products in two segments:

                                                     NINE MONTHS ENDED                THREE MONTHS ENDED
                                                          JULY 31,                          JULY 31,
                                                 -------------------------          ------------------------
                                                  1997               1996           1997               1996
                                                 ------             ------          -----              -----
                                                                        (in thousands)
HYDRAULIC SYSTEMS
   Net sales                                   $ 260,046          $ 219,577      $  91,735          $  75,562
   Operating income                               18,499             14,533          7,209              5,041


BUILDING SYSTEMS AND METAL PRODUCTS
   Net sales                                   $ 123,613          $ 120,621      $  45,316          $  45,447
   Operating income                               11,830              7,137          6,785              4,896


NONRECURRING DEFENSE COSTS
   Operating Income                            $       0          $  (3,637)     $       0          $  (3,637)


TOTAL COMPANY
   Net sales                                   $ 383,659          $ 340,198      $ 137,051          $ 121,009
   Operating income                               30,329             18,033         13,994              6,300
   Percent to sales                                  7.9%               5.3%          10.2%               5.2%


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

Note H - Newly Issued Accounting Standards
------------------------------------------

         In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" was issued. SFAS No. 128 specifies the computation and presentation of earnings per share information and is required to be adopted on December 31, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of unexercised stock options will be excluded. The impact of adopting SFAS No. 128 is expected to result in an increase in primary earnings per share of $.03 and $.00 for the quarters ended July 31, 1997 and 1996, respectively, and $.06 and $.02 for the nine months ended July 31, 1997 and 1996, respectively. The Company has not yet finalized the determination of the impact the statement will have on the calculation of fully diluted earnings per share. Early adoption of the statement is not permitted.

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued. SFAS No. 130 defines comprehensive income and outlines certain reporting and disclosure requirements related to comprehensive income and is effective for fiscal year ending October 31, 1998. The Company is currently evaluating the impact of the new disclosure requirements.

         In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS No. 131 requires changes in the presentation of operating segment information in both interim and annual financial statements and is effective for fiscal year ending October 31, 1998. The Company is currently evaluating the impact of the new disclosure requirements.

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

Third Quarter 1997 Compared With Third Quarter 1996
---------------------------------------------------

             Quarterly net sales of $137,051,000 established a new record for any fiscal quarter in the Company's history. Net sales during the current quarter were $16,042,000 or 13 percent higher, or 17 percent higher on a currency adjusted basis, than the third quarter of fiscal 1996. The increase is primarily due to the favorable impact of business acquisitions and sales growth reflecting higher demand for most of the Company's products. Income from continuing operations more than doubled to $7,701,000 which was $4,502,000 higher than the third quarter of fiscal 1996. The third quarter of 1996 included nonrecurring hostile takeover costs of $3,637,000. The increase in 1997 reflects the impact of increased sales and the progress made in reducing the Company's cost structure.

             Net sales recorded by domestic operations totaled $75,456,000 during the current quarter which was $14,004,000 or 23 percent higher than net sales of the third quarter of the prior fiscal year which reflects increased demand. The domestic Hydraulics Systems Group recorded net sales for the quarter of $60,418,000, a 23 percent increase over the third quarter of last year. The domestic Metal Products Group recorded third quarter sales of $15,038,000 which represents a 23 percent increase over the same quarter last year.

             Net sales of foreign operations totaled $61,595,000 which was $2,038,000 or 3 percent higher than the third quarter of last year. Net sales of foreign operations would have been higher by $4,498,000 if exchange rates remained unchanged for the period. The foreign Hydraulic Systems Group reported shipments of $31,317,000, a 19 percent increase over the third quarter of last year. Sales of the Company's Astron Division located in Europe increased 3 percent in the current quarter adjusted for the effects of exchange rate differences.

             Consolidated gross profit of $36,542,000 was $4,243,000 or 13 percent higher than the third quarter of fiscal 1996 which primarily reflects the impact of increased sales during the current quarter. Gross profit margins for the current period were flat compared with the third quarter of fiscal 1996.

             Selling, general and administrative expenses of $22,548,000 were $186,000 or 1 percent higher than the same quarter last year. Expenses actually declined by 4 percent during the current quarter if acquisitions are excluded from the comparison. Selling, general and administrative expenses declined as a percent of sales to 16 percent in the current quarter from 18 percent of sales last year reflecting the impact of the Company's efforts to reduce its cost structure.

             Operating income of $13,994,000 in the current quarter was $7,694,000 or 122 percent higher than the same quarter last year. Excluding 1996 third quarter nonrecurring hostile takeover defense costs of $3,637,000, operating income for the third quarter of 1997 was 41 percent above the same quarter last year. Operating income of the Hydraulic Systems Group of $7,209,000 was 43 percent higher than the same quarter last year as both domestic and foreign operations reported increased operating income. The Building Systems and Metal Products Group recorded operating income of $6,785,000 which was 39 percent higher than operating income of the third quarter of last year primarily due to increased sales, continuing benefits from programs to reduce manufacturing costs, and increased efficiencies from Astron's new facility in the Czech Republic.

             During the third quarter of fiscal 1997, nonoperating expenses of $2,172,000 were $1,715,000 greater than the same quarter last year. Interest expense of $2,738,000 in the current quarter was $1,212,000 higher than the prior year primarily due to debt incurred in the fourth quarter of fiscal 1996 to fund the repurchase of 2.0 million shares of the Company's common shares, to purchase the outstanding loans of the Company's Employee Stock Ownership Plan and to fund the acquisition of Ultra Hydraulics Limited, located in the United Kingdom, on November 16, 1996. In addition, nonoperating expenses for the third quarter of the prior year include nonrecurring gains realized on the disposal of fixed assets, principally in the United Kingdom.

             The Company's effective income tax rate normalized at 35 percent during the third quarter of fiscal 1997.

First Nine Months of 1997 Compared With First Nine Months of 1996
-----------------------------------------------------------------

             The Company recorded net sales of $383,659,000 for the nine months ended July 31, 1997, surpassing sales recorded for the prior year period by 13 percent, or 15 percent higher on a currency adjusted basis. The increase is primarily due to the favorable impact of business acquisitions and sales growth reflecting higher demand for most of the Company's products. Income from continuing operations of $16,393,000 was $1,763,000 or 12 percent higher than the first nine months of last year excluding nonrecurring hostile takeover costs of $3,637,000 recorded in the prior year period. The increase reflects the impact of increased sales and the progress made in reducing the Company's cost structure.

             Net sales of domestic operations totaled $212,489,000 during the current period, which is $26,565,000 or 14 percent higher than net sales of the prior year period. The domestic Hydraulic Systems Group recorded current period revenues of $168,375,000, a 15 percent increase over the same period of the prior year. The domestic Metal Products Group reported a 12 percent increase in revenues over the same period last year.

             Foreign operations recorded revenues of $171,170,000 which were $16,896,000 or 11 percent higher than the same period last year. The increase primarily reflects sales growth and the favorable impact of the acquisition of Ultra Hydraulics Limited which more than offset the negative currency impact on foreign sales reported in U.S. dollars due to a stronger dollar relative to most foreign currencies during the current period. Net sales of foreign operations would have been higher by $9,192,000 if exchange rates remained unchanged for the period. The foreign Hydraulic Systems Group recorded net sales of $91,671,000, a 25 percent increase over the same period last year, reflecting gains in virtually all markets it serves and the acquisition of Ultra Hydraulics Limited. Sales of the Company's Astron Division located in Europe increased 8 percent in the current period adjusted for the effects of exchange rate differences.

             Consolidated gross profit of $98,379,000 during the current period was $10,267,000 or 12 percent higher than the same period of fiscal 1996 which primarily reflects the impact of increased sales during the current period. Consolidated gross profit margins of the current period were slightly lower than the same period last year. Domestic profit margins were flat compared with the prior year period while profit margins for foreign operations were down slightly due, in part, to temporary operational difficulties for the newly acquired Hydraulics business in the United Kingdom. Also included in the current period results for the Hydraulics Systems Group is a $2.0 million credit related to an extension of operating subsidies negotiated with the German government. The $2.0 million compares to $3.6 million amortization of deferred credit during the same period last year.

             Selling, general and administrative expenses of $68,050,000 were $1,608,000 or 2 percent higher than the same period last year. Expenses actually declined by 2 percent during the current period if acquisitions are excluded from the comparison. Selling, general and administrative expenses declined as a percent of sales to 18 percent in the current period from 20 percent of sales in the prior period reflecting the impact of the Company's efforts to reduce its cost structure.

             Operating income of $30,329,000 in the current nine month period was $12,296,000 or 68 percent higher than the same period of the prior fiscal year which primarily reflects the impact of increased sales as well as the results of the Company's efforts to reduce its cost structure. Excluding 1996 nonrecurring hostile takeover defense costs of $3,637,000, operating income for the first nine months of 1997 was 40 percent above the same period last year. Operating income of the Hydraulic Systems Group was $18,499,000 or 27 percent higher than the same period last year as both domestic and foreign operations reported increased operating income. The Building Systems and Metal Products Group recorded operating income of $11,830,000 or 66 percent higher than operating income of the same period last year primarily due to increased sales, efforts to reduce manufacturing costs and increased efficiencies from Astron's new facility in the Czech Republic.

             During the first nine months of fiscal 1997, nonoperating expenses of $4,750,000 were $3,260,000 greater than the same period of the prior year. Interest expense of $7,948,000 in the current period was $3,716,000 higher than the prior year primarily due to debt incurred in the fourth quarter of fiscal 1996 to fund the repurchase of 2.0 million shares of the Company's common shares, to purchase the outstanding loans of the Company's Employee Stock Ownership Plan and to fund the acquisition of Ultra Hydraulics Limited on November 16, 1996. The Company also recorded a nonrecurring gain during the current period of $1.0 million realized on transfer of Astron Building Systems marketing and manufacturing rights to a new Korean licensee. In addition, nonoperating expenses for the prior year period include nonrecurring gains realized on the disposal of fixed assets, principally in the United Kingdom.

             The Company's effective income tax rate of 36 percent during the first nine months of fiscal 1997 is higher than that of the same period of the prior fiscal year due primarily to reduced utilization of loss carryforwards in Germany.

Newly Issued Accounting Standards
---------------------------------

             In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" was issued. SFAS No. 128 specifies the computation and presentation of earnings per share information and is required to be adopted on December 31, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of unexercised stock options will be excluded. The impact of adopting SFAS No. 128 is expected to result in an increase in primary earnings per share of $.03 and $.00 for the quarters ended July 31, 1997 and 1996, respectively, and $.06 and $.02 for the nine months ended July 31, 1997 and 1996, respectively. The Company has not yet finalized the determination of what impact the statement will have on the calculation of fully diluted earnings per share. Early adoption of the statement is not permitted.

             In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued. SFAS No. 130 defines comprehensive income and outlines certain reporting and disclosure requirements related to comprehensive income and is effective for fiscal year ending October 31, 1998. The Company is currently evaluating the impact of the new disclosure requirements.

             In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS No. 131 requires changes in the presentation of operating segment information in both interim and annual financial statements and is effective for fiscal year ending October 31, 1998. The Company is currently evaluating the impact of the new disclosure requirements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

             The Company expects that sufficient financial resources, generated from both internal and external sources, will be available to meet operating needs, to meet scheduled debt repayments and to fund capital expenditure programs during the upcoming year. Cash and cash equivalents declined by $6,182,000 during the first nine months of fiscal 1997. Cash provided by continuing operations during the current period increased to $32,627,000 compared with $30,854,000 in the first nine months of last year.

             Cash used in investing activities was $44,203,000 in the first nine months of the fiscal 1997 compared with $21,784,000 last year primarily due to use of cash totaling $39,359,000 to acquire all of the outstanding common stock of Ultra Hydraulics Limited in November 1996. Investing activities include proceeds of $3,016,000 which was paid by an agency of the Federal Republic of Germany pursuant to a negotiated extension of operating subsidies related to the Company's German operations. Cash used in investing activities for capital expenditures was $7,736,000 in the current period which is 44 percent lower than capital expenditures for the same period last year.

             Cash provided by financing activities was $9,812,000 compared with cash used of $2,839,000 last year. Proceeds from issuing long-term debt in the current period include the completion of a private placement of $60,000,000 in
7.61 percent senior unsecured notes in July 1997 and approximately $49,000,000 of long-term debt issued to finance the acquisition of Ultra Hydraulics Limited in November 1996. The senior unsecured notes, with an average life of seven years and a maturity date of 10 years, are callable at any time at the option of the Company, subject to certain provisions. Net proceeds from the senior unsecured notes were used to repay $60,000,000 outstanding under the Company's term loan facility which was negotiated at the end of fiscal 1996. In addition, approximately $20,000,000 of loan notes issued to finance the Ultra Hydraulics Limited acquisition were retired in June 1997 using proceeds from the Company's senior revolving credit facility. The remaining principal payments on long-term debt primarily represents net pay-downs of amounts drawn under the Company's senior revolving credit facility.

BUSINESS OUTLOOK
----------------

             Incoming customer orders received of $425,146,000 during the first nine months of fiscal 1997 is an all-time Company record. Current period orders are 25 percent higher than orders received twelve months ago, parity adjusted. Current fiscal year orders received by the Hydraulic Systems Group are at an all-time high on the strength of three consecutive record quarters reported by its domestic units. Current period orders received in the United States were 25 percent higher than last year and bookings received overseas were 27 percent higher than fiscal 1996, adjusted for parity differences. While domestic Metal Products Group orders were 18 percent higher than last year, orders received by the Astron Division in Europe during the first nine months of fiscal 1997 are at an all-time high, 24 percent higher than last year, adjusted for fluctuations in foreign currencies.

             The worldwide backlog of unshipped orders amount to $185,215,000 at July 31, 1997. The amount of unshipped orders is 40 percent higher than the balance at the end of fiscal 1996 and 24 percent higher than the ending order backlog twelve months ago, both adjusted for foreign currency exchange rate differences.

             The Company expects to achieve double-digit growth in revenues and income from continuing operations along with significant operating margin improvement in fiscal 1997. Incoming orders for the most recently completed quarter and year-to-date period reflect favorable business conditions and strong customer demand for almost all of the Company's major product lines. In addition, the Company continues to realize substantial benefits from its overhead cost containment programs implemented at the beginning of fiscal 1997 and the return from capital investment actions to improve manufacturing efficiencies. As the Company enters the final quarter of 1997, capacity constraints are appearing at some facilities but the Company remains confident that it will have a strong fourth quarter to complete an excellent fiscal 1997.

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

                           PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits:

Exhibit 11 - computation of per share earnings (unaudited)
(in thousands, except per share data)

                                                                          NINE MONTHS ENDED              THREE MONTHS ENDED
                                                                                JULY 31,                       JULY 31,
                                                                        ----------------------         -----------------------
                                                                         1997            1996           1997              1996
                                                                        ------          ------         ------            -----
PRIMARY
-------
  Average shares outstanding ......................................      13,996          15,369            14,095        15,176
  Net effect of dilutive stock options - based on the
      treasury stock method using average market price.............         414             188               442           232
                                                                     ----------     -----------       -----------     ---------
          Total....................................................      14,410          15,557            14,537        15,408
                                                                     ==========     ===========       ===========     =========

  Income from continuing operations ...............................  $   16,393     $    10,993       $     7,701     $   3,199
  Preferred stock dividends and adjustments .......................      (1,429)         (1,544)             (466)         (513)
                                                                     ----------     -----------       -----------     ---------
  Income applicable to common stock ...............................  $   14,964     $     9,449       $     7,235     $   2,686
                                                                     ==========     ===========       ===========     =========
  Per share amount ................................................  $     1.04     $      0.61       $      0.50     $    0.17
                                                                     ==========     ===========       ===========     =========

  Income from discontinued operations..............................  $        0     $     5,732       $         0     $     630
                                                                     ==========     ===========       ===========     =========
  Per share amount.................................................  $     0.00     $      0.37       $      0.00     $    0.05
                                                                     ==========     ===========       ===========     =========

  Net income ......................................................  $   16,393     $    16,725       $     7,701     $   3,829
  Preferred stock dividends and adjustments........................      (1,429)         (1,544)             (466)         (513)
                                                                     ----------     -----------       -----------     ---------
  Income applicable to common stock ...............................  $   14,964     $    15,181       $     7,235     $   3,316
                                                                     ==========     ===========       ===========     =========
  Per share amount ................................................  $     1.04     $      0.98       $      0.50     $    0.22
                                                                     ==========     ===========       ===========     =========

FULLY DILUTED
-------------
  Average shares outstanding.......................................      13,996          15,369            14,095        15,176
  Net effect of dilutive stock options - based on the
      treasury stock method using the period end price
      if higher than average market price..........................         534             303               515           285
  Common share equivalents:
      Series B Preferred ..........................................       2,915           1,288             2,849         1,284
                                                                     ----------     -----------       -----------     ---------
          Total ...................................................      17,445          16,960            17,459        16,745
                                                                     ==========     ===========       ===========     =========

  Income from continuing operations................................  $   16,393     $    10,993       $     7,701     $   3,199
  Preferred stock (Series B) dividends rate adjustment.............        (249)         (1,023)              (81)         (343)
                                                                     ----------     -----------       -----------     ---------
  Income applicable to common stock ...............................  $   16,144     $     9,970       $     7,620     $   2,856
                                                                     ==========     ===========       ===========     =========
  Per share amount.................................................  $     0.93     $      0.59       $      0.44     $    0.17
                                                                     ==========     ===========       ===========     =========

  Income from discontinued operations..............................  $        0     $     5,732       $         0     $     630
                                                                     ==========     ===========       ===========     =========
  Per share amount ................................................  $     0.00     $      0.34       $      0.00     $    0.04
                                                                     ==========     ===========       ===========     =========

  Net income ......................................................  $   16,393     $    16,725       $     7,701     $   3,829
  Preferred stock (Series B) dividends rate adjustment ............        (249)         (1,023)              (81)         (343)
                                                                     ----------     -----------       -----------     ---------
  Income applicable to common stock ...............................  $   16,144     $    15,702       $     7,620     $   3,486
                                                                     ==========     ===========       ===========     =========
  Per share amount ................................................  $     0.93     $      0.93       $      0.44     $    0.21
                                                                     ==========     ===========       ===========     =========

Exhibit 27 -   Financial Data Schedule

(b)      Reports On Form 8-K

         No reports were filed on Form 8-K during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             COMMERCIAL INTERTECH CORP.

Date   September  11, 1997                   By    /s/ Steven J. Hewitt
    --------------------------                 ------------------------
                                             Steven J. Hewitt
                                             Senior Vice President and
                                             Principal Financial Officer