Form 10-K405
period 1997-10-31
COMMERCIAL INTERTECH CORP
filed 1998-01-28
CIK 22470

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended October 31, 1997

                          Commission File Number 0-588

                           COMMERCIAL INTERTECH CORP.
             (Exact name of registrant as specified in its charter)

           Ohio                                           34-0159880
-----------------------------------------                 -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

1775 Logan Avenue, Youngstown, Ohio                       44501-0239
-----------------------------------------                 -------------------
(Address of principal executive offices)                  (Zip Code)

                                 (330) 746-8011
               --------------------------------------------------
               Registrant's telephone number, including area code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          Name of Each Exchange
        Title of Each Class                                on Which Registered
------------------------------------                     -----------------------
Common Stock, par value $1 per share                     New York Stock Exchange


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No
                                                      ---   ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of common shares held by non-affiliates of the Registrant at December 31, 1997 was approximately $259 million (based upon the closing price on that date). For purposes of this calculation only, affiliates of the Registrant are deemed to be the Registrant's directors, executive officers and their affiliates.

        As of December 31, 1997, 14,083,224 common shares were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the Notice of Annual Meeting of Shareholders March 25, 1998 and Proxy Statement filed January 21, 1998 have been incorporated by reference into Part III, Items 10 through 13 of this Annual Report on Form 10-K.

                                                       INDEX

                                            COMMERCIAL INTERTECH CORP.


                                                                                              Page No.
                                                                                              --------
PART I
------

ITEM 1.       Business....................................................................        3

ITEM 2.       Properties..................................................................        7

ITEM 3.       Legal Proceedings...........................................................        7

ITEM 4        Submission of Matters to a Vote of Security Holders.........................        8

ITEM 4A.      Executive Officers of the Registrant........................................        8

PART II.
--------

ITEM 5.       Markets for Registrant's Common Equity and Related Stockholder
                 Matters..................................................................        8

ITEM 6.       Selected Financial Data.....................................................        9

ITEM 7.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................................       11

ITEM 8.       Financial Statements and Supplementary Data.................................       20

ITEM 9.       Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure......................................       50

PART III
--------

ITEM 10.      Directors and Executive Officers of the Registrant..........................       50

ITEM 11.      Executive Compensation......................................................       50

ITEM 12.      Security Ownership of Certain Beneficial Owners and
                 Management...............................................................       51

ITEM 13.      Certain Relationships and Related Transactions..............................       51


PART IV
-------

ITEM 14.      Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K..............................................................       51

SIGNATURES................................................................................       55

                                     PART I
                                     ------

ITEM 1.       BUSINESS

              (a)   General development of business:

     Commercial Intertech Corp. (the "Company" or "Commercial Intertech") was formerly named Commercial Shearing, Inc. and was incorporated in Ohio in 1920. The Company is engaged in the design, manufacture and sale of products in two business groups: the Hydraulic Systems segment and the Building Systems and Metal Products segment. In 1986, the Company acquired CUNO Incorporated ("CUNO"), a manufacturer of fluid purification products. The Company made a 100 percent spin-off of the common stock of the CUNO business in 1996 and reflected the net assets and operating results for CUNO for 1996 and prior years as a discontinued operation. Therefore, the Hydraulic Systems segment and the Building Systems and Metal Products segment account for all of the Company's continuing businesses. Unless otherwise noted, all references in this report of the Registrant relate to the continuing businesses.

              (b) Financial information about industry segments:

    See Note I - Segment Reporting - to the Notes to Consolidated Financial Statements on pages 42 through 44.

              (c) Narrative description of business:

HYDRAULIC SYSTEMS

     Hydraulic Systems consist primarily of gear pumps and motors, control valves and telescopic cylinders for use generally on heavy-duty mobile equipment such as dump trucks, cranes, refuse vehicles, front-end loaders, backhoes and mining machines. Other products manufactured by the Company include hydraulic test equipment for military and industrial applications, hydraulic steer transmissions for military vehicles, mobile electrical power generators, hydraulic tilt and trim mechanisms for recreational boating and axial piston pumps and motors for industrial and marine applications. The Company's gear pumps and motors, control valves and telescopic cylinders are sold primarily to original equipment manufacturers by the Company's hydraulic sales organization consisting of approximately 81 persons in the United States and Canada and approximately 75 persons outside North America. A portion of the Company's sales is made to independent distributors for resale primarily to the replacement market.

     In November 1996, the Company acquired all of the outstanding common stock of Ultra Hydraulics Limited ("Ultra") through its wholly-owned subsidiary, Commercial Intertech Limited, located in the United Kingdom. Ultra serves the mobile equipment market primarily in the United Kingdom, Europe, the United States and the Far East. Major customers include manufacturers of material handling, turf care, construction, transportation and compaction equipment. Ultra's products complement and extend the range of pumps, motors and valves offered by Commercial Intertech.

     In June 1996, the Company acquired the assets of Component Engineering Company, a manufacturer of cartridge-valves and integrated circuits. The Company continues to operate the business from its location in Chanhassen, Minnesota.

     The Company acquired the stock of ORSTA Hydraulik in May 1994. ORSTA Hydraulik, a former East German state-owned enterprise, is a manufacturer of hydraulic cylinders, piston and gear pumps, power packs and hydraulic testing equipment.

     The Company believes that it is the largest supplier of gear pumps and is among the leading single- source suppliers of hydraulic systems for mobile equipment in the United States. The market for hydraulic components is highly competitive. The Company's Hydraulic Systems business competes on the basis of product quality and innovation, customer service and price.


BUILDING SYSTEMS AND METAL PRODUCTS

     The Building Systems and Metal Products operations consist of two units:
Metal Stampings and Building Systems (custom-engineered metal buildings by Astron).

     Astron, the European market leader in metal building systems, produces single and multi-story buildings that serve as aircraft hangars, indoor athletic facilities, automobile showrooms, offices, supermarkets, factories and warehouses. Astron buildings are sold throughout the twelve countries of the European Economic Community, in Scandinavia and in Eastern Europe, as well as in China and South Korea. This division developed its own computerized building pricing and proposal system, known as Cyprion(TM), that tailors buildings to customers' precise dimension and design requirements. Through Cyprion, Astron's nearly 400 qualified builder/dealers can provide pricing and building plans in a fraction of traditional architectural time. The builder/dealers are supported by Astron's sales force of approximately 94 persons. Additionally, Astron has developed state of the art work stations utilizing computer design technology which automatically configures optimum parameters for more efficient use of material maximizing manufacturing technology.

     In 1991 Astron entered into a joint venture with Arbed, Europe's fifth largest steel producer, and began producing multi-story steel buildings for European markets. Commercial Intertech acquired the remaining interest from Arbed effective November 1, 1995. In addition, in 1992 Astron licensed a South Korean manufacturer to manufacture, sell and erect Astron buildings in Korea. In 1997 Astron Building Systems marketing and manufacturing rights were transferred to a new Korean licensee.

     The Company's Metal Stampings unit produces custom and standard metal stampings, including tank ends and a wide variety of other stamped steel products, such as wheels for tracked vehicles, components for railcar brake activators, couplings and covers for mechanical power differential and transmission applications, large circuit breaker covers, and circular closures and accessories for a broad variety of vessels and containers produced in sizes from four inches to 24 feet. Also known as tank ends or tank heads, this product line is the most comprehensive and extensive in the United States, serving thousands of customers from three manufacturing locations and seven strategically located Distribution Centers.

     The Metal Stampings' Distribution Center concept is unique to the industry, and has successfully served both large and small vessel fabricators for over 35 years providing 48-hour delivery service. The Distribution Center concept remains a major contributor to the success of the Metal Stampings operations. The sales and marketing activities for metal stampings are conducted in North America, with exports to the Pacific Rim and South America, by a sales organization of approximately 24 persons. The Metal Stampings unit competes successfully for specialty custom designed and formed products in a variety of shapes and sizes with regional domestic companies that often have lower freight producing costs. Additionally, standard products are offered for sale from Metal Stampings' Distribution Centers in Saginaw, Texas; Atlanta, Georgia; Chicago, Illinois; Hagerstown, Maryland; Seattle, Washington; Middleboro, Massachusetts and Orange, California.

     The Company purchased the former Hall F&D Head Company (renamed the Southern Metals Division) in Saginaw, Texas, in 1995. This division along with the Orange County facility produces specialty medium and large-diameter products in a broad variety of circular shapes for the storage tank and pressure vessel industries.

     The Company's Building System and Metal Products businesses compete on the basis of product performance and price.


MANUFACTURING

     The Company manufactures Hydraulic Systems in 17 plants and Building Systems and Metal Products in five plants worldwide. The Company's hydraulic manufacturing operation is highly integrated and the Company generally purchases few components from independent suppliers. The Company has developed tooling for a substantial number of its fabricated metal products, which enables a reduction in the costs and the time of manufacturing. In general, raw materials required by the Company's manufacturing operations are available from numerous sources in the quantities desired.


RESEARCH AND PRODUCT DEVELOPMENT

     The Company conducts research and development primarily for its Hydraulics Systems products. In fiscal 1997 the Company expended $6,984,000 for research and development activities compared with $5,897,000 and $5,966,000 in 1996 and 1995, respectively. The Company intends to continue to make substantial research and development expenditures in order to bring developmental products to market.


PATENTS AND TRADEMARKS

     The Company currently holds registered trademarks and patents associated with certain existing products and has filed applications for additional patents covering certain of its newer products. Although the Company considers patents and trademarks significant factors in all of its businesses, it does not consider the ownership of patents essential to the operation of its Hydraulic Systems segment or its Building Systems and Metal Products segment. The Company relies on product quality and features, the strength of its marketing and distribution network and on new product introductions rather than on its existing patents to protect and improve its market position in the Hydraulic Systems and Building Systems and Metal Products segments.


SEASONALITY

     Because sales of certain hydraulic systems and custom-engineered metal buildings are related to the construction industry, this portion of the Company's business is affected by the seasonality of that industry.

EMPLOYEES

     The Company employs 3,805 full-time employees worldwide. The Company believes that its labor relations are generally satisfactory.


BACKLOG

     The consolidated backlog of unfilled orders at the end of fiscal 1997 was approximately $200 million. Backlogs at the end of fiscal years 1996 and 1995 were $142 million and $155 million, respectively. The Company expects a substantial portion of its order backlog at the end of 1997 will be shipped during fiscal 1998.

     (d) Financial information about foreign and domestic operations and export sales.

     See Note I - Segment Reporting - to the Notes to Consolidated Financial Statements on pages 42 through 44.

ITEM 2.       PROPERTIES

     The principal plants of the Registrant and its subsidiaries by industry segments are located in:

OWNED:
                                                  Building Systems and
Hydraulic Systems                                    Metal Products
-----------------                                 --------------------

Youngstown, Ohio                                  Youngstown, Ohio
Hicksville, Ohio                                  Diekirch, Luxembourg
Kings Mountain, North Carolina                    Orange, California
Benton, Arkansas                                  Saginaw, Texas
Mairinque, Brazil                                 Sternbeck, Czech Republic
Grantham, England
Minneapolis, Minnesota
Chanhassen, Minnesota
Blacktown, Australia
Port Melbourne, Australia
Warwick, England
Gloucester, England
Verona, Italy
Chemnitz, Germany
Geringswalde, Germany

LEASED:

                                                  Building Systems and
Hydraulic Systems                                    Metal Products
-----------------                                 --------------------

Brisbane, Australia                               Hagerstown, Maryland
                                                  Chicago, Illinois
                                                  Atlanta, Georgia
                                                  Seattle, Washington
                                                  Middleboro, Massachusetts

      Properties of Registrant and its subsidiaries are suitably constructed and maintained for their respective uses.


ITEM 3.       LEGAL PROCEEDINGS

      As of the date hereof there is no pending litigation, other than ordinary routine litigation incidental to the business that is not of a material nature, to which the Registrant or any of its subsidiaries is a party or which may affect the income from, title to, or possession of, any of their respective properties.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None


ITEM 4A.      EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding executive officers of the Registrant is presented in
Part III of this report and incorporated herein by reference.


                                     PART II
                                     -------

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

      The Company's common stock is traded on the New York Stock Exchange under the ticker symbol TEC. The following is the range of high and low sales prices and cash dividends paid per share by quarters for fiscal 1997 and 1996.

                                                          RANGE OF SALES
                                                              PRICES
                                                     --------------------------             DIVIDENDS
                                                     HIGH                   LOW             PER SHARE
                                                     ----                   ---             ---------
              1997:
                    First quarter . . .............  $  13 7/8         $   9 3/4                $ .135
                    Second quarter. . .............     13 3/8            11 1/8                  .135
                    Third quarter . . .............     16                11 5/8                  .135
                    Fourth quarter . ..............     19 1/4            14 3/4                  .135
                                                                                                ------
                                                                                                $ .540
                                                                                                ======

              1996:
                    First quarter..................  $  19 3/8         $  16 1/2                $ .135
                    Second quarter ................     20                18                      .135
                    Third quarter .................     30                18                      .135
                    Fourth quarter *...............     26 3/4            10 11/16                .135
                                                                                                ------
                                                                                                $ .540
                                                                                                ======

              * Shares prices include periods before and after the 100 percent spin-off of Cuno Incorporated on September 10, 1996 which had a market value of $15 per share.

     As of October 31, 1997, there were 3,660 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY OF FINANCIAL DATA, 1987 - 1997
Commercial Intertech Corp. and Subsidiaries

(in thousands, except per-share data and ratios)       1997        1996        1995        1994        1993        1992
                                                       ----        ----        ----        ----        ----        ----
INCOME DATA - Note A
  Net sales ......................................  $ 526,624   $ 465,209   $ 459,137   $ 373,820   $ 317,806    $ 322,413
  Gross profit ...................................    139,284     124,216     122,015     106,832      88,243       94,550
  Interest expense ...............................     10,493       7,083       6,238       4,262       5,472        4,650
  Income from continuing operations before
     income taxes ................................     40,318      23,738      30,379      25,760      23,151       28,163
  Income taxes ...................................     13,527       8,382       6,097       7,948       8,435        9,402
  Income from continuing operations ..............     26,791      15,356      24,282      17,812      14,716       18,761
  Discontinued operations, accounting changes and
     extraordinary items .........................          0       2,039       6,101       7,269        (701)      (1,325)
   Net income ....................................     26,791      17,395      30,383      25,081      14,015       17,436
Earnings per share - Note B
  Income from continuing operations:
     Primary .....................................       1.72         .87        1.42        1.03         .84          .97
     Fully diluted ...............................       1.51         .83        1.35         .98         .80          .92
  Net income:
     Primary .....................................       1.72        1.01        1.82        1.50         .79          .88
     Fully diluted ...............................       1.51         .95        1.72        1.41         .76          .84
  Dividends per share of common stock:
     Cash ........................................        .54         .54         .51         .48         .45          .45
     Stock .......................................       --          --          --            50%       --           --

OTHER FINANCIAL DATA - Note A
  Total assets ...................................  $ 384,798   $ 337,116   $ 402,679   $ 370,595   $ 302,295    $ 301,734
  Current assets .................................    189,996     190,403     182,859     172,760     114,082      113,209
  Less current liabilities .......................    127,345     116,223     117,420      99,482      78,934       76,040
     Net working capital .........................     62,651      74,180      65,439      73,278      35,148       37,169
  Net plant investment ...........................    103,426      96,620      94,795      77,105      65,426       70,586
  Gross capital expenditures .....................     11,699      17,712      31,709      19,236       6,194        7,387
  Long-term debt .................................    111,342      93,415      69,869      71,846      72,479       79,974
  Redeemable preferred stock .....................          0           0           0           0           0            0
  Shareholders' equity ...........................    102,830      87,161     176,593     147,982     120,106      117,405
  Shareholders' equity per share - Note C ........       6.89        5.94       11.07        9.44        7.74         7.74
  Actual number of shares outstanding at year-end      14,125      13,560      15,440      15,199      15,056       14,864
  Average number of shares outstanding
     during the year .............................     14,488      15,256      15,582      15,327      15,096       14,863

RATIOS - Note A
  Gross profit to net sales ......................       26.4%       26.7%       26.6%       28.6%       27.8%        29.3%
  Income from continuing operations to net sales .        5.1%        3.3%        5.3%        4.8%        4.6%         5.8%
  Effective income tax rate ......................       33.6%       35.3%       20.1%       30.9%       36.4%        33.4%
  Income from continuing operations to average
     shareholders' equity ........................       28.2%       11.6%       15.0%       13.3%       12.4%        16.3%
  Ratio of current assets to current liabilities .     1.49:1      1.64:1      1.56:1      1.74:1      1.45:1       1.49:1
  Ratio of long-term debt to  shareholders' equity
     plus long-term debt .........................       52.0%       51.7%       28.3%       32.7%       37.6%        40.5%

Note A - Years 1996 and prior have been restated to reflect the 100 percent spin-off of CUNO Incorporated as of
         September 10, 1996. Fiscal years 1991-1997 have been computed in accordance with Employers' Accounting for
         Postretirement Benefits Other Than Pensions, SFAS No. 106. Fiscal years 1992-1997 have been computed in accordance with Accounting for Income Taxes, SFAS No. 109. Prior years have not been restated for SFAS No. 106 and SFAS No.
         109.

Note B - Based on weighted average number of shares outstanding adjusted for all subsequent share dividends.

Note C - Based on actual number of shares outstanding at end of period adjusted for all subsequent share dividends.

SUMMARY OF FINANCIAL DATA, 1987 - 1997
Commercial Intertech Corp. and Subsidiaries


(in thousands, except per-share data and ratios)          1991         1990      1989        1988        1987
                                                          ----         ----      ----        ----        ----
INCOME DATA - Note A
  Net sales ......................................  $ 305,942    $ 322,167   $ 300,640    $ 279,369   $ 227,185
  Gross profit ...................................     90,801      101,061      96,180       83,072      66,352
  Interest expense ...............................      4,549        4,592       6,168        7,576       7,713
  Income from continuing operations before
     income taxes ................................     32,150       41,636      42,085       27,944      15,623
  Income taxes ...................................     13,242       17,809      16,251       11,552       6,193
  Income from continuing operations ..............     18,908       23,827      25,834       16,392       9,430
  Discontinued operations, accounting changes and
     extraordinary items .........................     (7,805)       3,780     (19,104)         172       1,794
   Net income ....................................     11,103       27,607       6,730       16,564      11,224
Earnings per share - Note B
  Income from continuing operations:
     Primary .....................................        .85         1.14        1.45          .98         .57
     Fully diluted ...............................        .80         1.10        1.39          .94         .57
  Net income:
     Primary .....................................        .32         1.36         .38          .99         .68
     Fully diluted ...............................        .32         1.31         .38          .95         .67
  Dividends per share of common stock:
     Cash ........................................        .45          .44         .40          .38         .37
     Stock .......................................       --           --          --           --          --

OTHER FINANCIAL DATA - Note A
  Total assets ...................................  $ 289,712    $ 315,617   $ 298,252    $ 279,073   $ 255,773
  Current assets .................................    102,330      124,936     109,474      100,129      85,773
  Less current liabilities .......................     62,383       70,775      74,423       61,981      43,253
     Net working capital .........................     39,947       54,161      35,051       38,148      42,520
  Net plant investment ...........................     71,753       71,376      58,166       51,628      52,509
  Gross capital expenditures .....................     11,543       16,432      12,056        7,145       5,408
  Long-term debt .................................     48,268       64,871      39,175       57,429      69,910
  Redeemable preferred stock .....................     38,491       37,594           0            0           0
  Shareholders' equity ...........................    112,608      124,891     170,463      146,828     131,664
  Shareholders' equity per share - Note C ........       7.59         8.45        8.96         8.85        7.99
  Actual number of shares outstanding at year-end      14,686       14,781      19,030       16,585      16,487
  Average number of shares outstanding
     during the year .............................     14,888       16,994      17,852       16,664      16,565

RATIOS - Note A
  Gross profit to net sales ......................       29.7%        31.4%       32.0%        29.7%       29.2%
  Income from continuing operations ..............        6.2%         7.4%        8.6%         5.9%        4.2%
  Effective income tax rate ......................       41.2%        42.8%       38.6%        41.3%       39.6%
  Income from continuing operations to average
     shareholders' equity ........................       15.9%        16.1%       16.3%        11.8%        7.4%
  Ratio of current assets to current liabilities .     1.60:1       1.77:1      1.47:1       1.62:1      1.98:1
  Ratio of long-term debt to shareholders' equity
     plus long-term debt .........................       30.0%        34.2%       18.7%        28.1%       34.7%

Note A - Years 1996 and prior have been restated to reflect the 100 percent spin-off of CUNO Incorporated as of
         September 10, 1996. Fiscal years 1991-1997 have been computed in accordance with Employers' Accounting for
         Postretirement Benefits Other Than Pensions, SFAS No. 106. Fiscal years 1992-1997 have been computed in accordance with Accounting for Income Taxes, SFAS No. 109. Prior years have not been restated for SFAS No. 106 and SFAS No.
         109.

Note B - Based on weighted average number of shares outstanding adjusted for all subsequent share dividends.

Note C - Based on actual number of shares outstanding at end of period adjusted for all subsequent share dividends.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS  1995 - 1997

RESULTS OF OPERATIONS
Consolidated Results

             The Company announced on July 29, 1996 that the Board of Directors had voted to declare a dividend to Commercial Intertech Corp.'s common shareholders of 100 percent of the common stock of CUNO Incorporated ("CUNO"), the fluid purification segment of the business. Each holder of record of Commercial Intertech common shares at the close of business on September 10, 1996, the payable date for the Distribution, received one share of CUNO Common Stock for every one share of Commercial Intertech common share. The financial results and net assets of CUNO have been restated and presented as a discontinued operation in the accompanying consolidated financial statements for all periods prior to the Distribution Date.

             CUNO and Commercial Intertech entered into a Distribution and Interim Services Agreement (the "Services Agreement") providing for, among other things, the principal corporate transactions required to effect the separation of CUNO from Commercial Intertech, the Distribution, and certain other arrangements governing the relationship between CUNO and Commercial Intertech with respect to or in consequence of the Distribution. Subject to certain exceptions, the Services Agreement provided for cross-indemnities to place financial responsibility for the liabilities of the CUNO business with CUNO, and financial responsibility for the liabilities of the Commercial Intertech remaining businesses with Commercial Intertech. Obligations under the Services Agreement have essentially been completed as of October 31, 1997.

             CUNO and Commercial Intertech also entered into a Tax Allocation Agreement ("Tax Agreement") which provided, among other things, for the allocation between the parties thereto of federal, state, and foreign tax liabilities for all periods through the distribution date. The Tax Agreement also allocates between CUNO and Commercial Intertech any liability for taxes which may arise in the event the Distribution does not qualify as tax-free. Under the Tax Allocation Agreement, if the Distribution is determined to be taxable because a change of control of Commercial Intertech occurs, then the resulting tax liability shall be borne solely by Commercial Intertech. If the Distribution is determined to be taxable because of a change of control of CUNO, then the resulting tax liability shall be borne solely by CUNO. If a tax liability arises in connection with the Distribution for any reason not set forth above, then such liability shall be borne equally by Commercial Intertech and CUNO. For purposes of the Tax Allocation Agreement "a change of control" means a greater than 50 percent change in stock ownership, measured by vote and value of either company.

             Following the successful spin-off of CUNO, which is reflected as a discontinued operation for fiscal 1996 and prior, the Company's continuing operations include the Hydraulic Systems and Building Systems and Metal Products segments. The remaining discussion relates to Commercial Intertech's continuing operations and excludes CUNO's historical results.

             During the third quarter of 1996, the Company received an unsolicited tender offer, which the Board of Directors voted unanimously as inadequate and confirmed the Company's strategic plan to spin-off to shareholders 100 percent of its wholly-owned CUNO operation. In addition, the Board of Directors approved a program to repurchase up to 2.5 million common shares. The cost of $8.2 million associated with the successful defense against the hostile takeover attempt and the cost to further reorganize the remaining core businesses of the Company were recorded as nonrecurring defense and reorganization costs.

             Strength in the U.S. economy and improved business conditions in Europe, the United Kingdom and Brazil enabled the Corporation to achieve record sales and earnings in 1997. Income from continuing operations before extraordinary items of $26.8 million was nearly 75 percent higher than last year's income of $15.4 million and more than 10 percent higher than the $24.3 million reported in 1995. Excluding nonrecurring defense and reorganization charges of $7.1 million after taxes recorded in 1996, income from continuing operations for 1997 exceeds last year's earnings by more than 19 percent.

             Record sales of $526.6 million were higher than those in 1996 and 1995 by 17 percent and 20 percent, respectively, after adjusting for the effects of exchange rate differences on foreign sales reported in U.S. dollars. Most of the improvement resulted from increased volume as price increases have been relatively modest over the three-year period. Acquisitions of the Ultra Hydraulics and Component Engineering operations also contributed to the improvement in 1997. Domestic sales have increased substantially over this period for the Hydraulic and Metal Products groups. Export sales were up 12 percent over last year, reflecting increased shipments to nonaffiliated customers in Canada and South America. Domestic operations accounted for 55 percent of the Company's total sales in 1997 versus 54 percent in 1996 and 55 percent in 1995. Sales for the Company's overseas operations increased by 20 percent over those in 1996 on a parity-adjusted basis. A significant portion of the year-over-year gain in overseas revenue relates to the acquisition of Ultra Hydraulics Limited in mid-November 1996. Sales were generally higher in the United Kingdom, Europe and Brazil but were marginally lower in Australia on a parity-adjusted basis.

             Operating income of $48.8 million was higher than 1996 and 1995 by 38 percent and 42 percent, respectively, after adjusting for the $8.2 million nonrecurring defense and reorganization costs incurred in 1996. Operating income rebounded for the Hydraulic Systems group by increasing 37 percent after last year's 19 percent decrease. The Building Systems and Metal Products group reported a 39 percent increase in operating income over 1996 and was more than double operating earnings in 1995, reflecting continuous improvement for both the Metal Stampings Division in the U.S. and the Astron Division in Europe.

             ORSTA, a manufacturer of hydraulic cylinders, piston pumps and gear pumps, was acquired in 1994 from the Truehandanstalt ("THA"), the regulatory agency of the Federal Republic of Germany responsible for privatizing state-owned enterprises in this region. Under terms of the Purchase Agreement, Commercial Intertech tendered no financial consideration to acquire the shares of the businesses but received, in addition to net assets, cash contributions from the THA to fund pre-existing capital investment programs and cover estimated operating losses over a period of two years. The loss indemnification was recorded as a deferred credit (negative goodwill) and subsequently amortized to income through cost of products sold in accordance with a predetermined schedule through the end of the second quarter in fiscal 1996. Additional operating subsidies were received from the German government at the outset of fiscal 1997 and are being amortized to income in a similar fashion through the end of fiscal 1998. The combined German operations represented by this acquisition incurred operating losses, net of subsidy amortization, of $5.4 million in 1997, $7.8 million in 1996 and $2.2 million in 1995. Revenues amounted to $34.7 million, $38.2 million and $35.8 million, respectively, (see Note K for further details).

Industry Segments
-Hydraulic Systems

             The Hydraulic Systems segment accounted for 67 percent of the Company's total sales and 55 percent of total operating income in 1997. Revenues in this segment increased by $58.7 million or 20 percent over last year, while operating income increased by $7.2 million or 37 percent over last year. The domestic sector of the business reported a 17 percent increase in revenue over 1996. Revenues had been flat in 1996 and 1995. Combined domestic operating income was up 45 percent, reflecting strong recovery from weak business market conditions in late 1996. The truck and transportation, construction and agriculture equipment markets were particularly strong in 1997. The U.S. Cylinder Division reported significant increases in revenue and operating income compared with the corresponding period last year. The acquisition of Component Engineering Company late in the third quarter of 1996 also contributed to the increased revenue and operating income in 1997. Component Engineering is a manufacturer of cartridge-type valves which are manifold mounted for mobile and industrial applications. Revenue and operating income records were set by the Hydraulic Systems group during 1997 despite problems associated with production capacity and receipt of externally supplied components at key operating units. Delivery dates of manufacturing equipment to increase capacity were extended by various machine tool vendors while outside suppliers of components were unable to respond quickly to increased requirements from the Company. Financial performance was favorable in the foreign segment of the business during 1997 as all business units reported improved results over last year. The combined United Kingdom units reported improved operating results for the third consecutive year. The operations in Germany reported lower revenue in 1997 compared to 1996, but the operating deficit was reduced by nearly 30 percent, reflecting continued improvements in manufacturing efficiencies and productivity. The Brazilian operating unit posted record earnings in 1997 as the government has been able to control inflation and normalize business conditions.

             Ultra Hydraulics Limited, acquired in November, also performed well during the first year with Commercial Intertech as time and effort was expended to relocate and streamline the operations to better serve its customers in the future. This unit serves the mobile equipment market in the United Kingdom, Europe, the United States and the Far East. Major customers include manufacturers of material handling, turf care, construction, transportation and compaction equipment. Ultra's products complement and extend the range of pumps, motors and valves offered by the Company.

             Capital expenditures amounted to $9.9 million for this segment in 1997 versus expenditures of $13.9 million in 1996 and $28.1 million in 1995. Included in the total for the current year are expenditures of $1.1 million for completion of the plant expansion for the valve facility in Hicksville, Ohio, and $1.8 million for the continuing upgrades at our facilities located in Germany. The majority of the remaining expenditures in 1997 pertains to ongoing equipment purchases in the U.S. to upgrade manufacturing performance and to outfit specialized machining cells for the manufacture of new products.

             Incoming orders for the Hydraulic Systems group were higher than those in 1996 by 37 percent on a parity-adjusted basis. Excluding acquisitions, bookings were up 22 percent from last year. The backlog of unfilled orders to start the new fiscal year was 57 percent higher than last year, after adjusting for currency differences (38 percent excluding Ultra Hydraulics).

- Building Systems and Metal Products

             Revenues were up slightly for this segment in 1997 compared to 1996 and were even with those in 1995. Operating income improved by 39 percent over 1996 and was more than double the operating income reported in 1995. Sales for 1997 were 11 percent higher than last year for the Astron Building Systems on a parity-adjusted basis, and earnings improved significantly for the second consecutive year. Increased demand, favorable pricing, and increased utilization of the satellite manufacturing operation in the Czech Republic contributed to the increase in operating income. Sales were 10 percent higher than 1996 and 6 percent higher than 1995 for the Metal Stamping Division in the U.S. Operating income results were 23 percent higher than 1996 and 40 percent higher than 1995. The continued strong demand comes from the significant growth in the truck equipment and storage vessel industries. The Southern Metals Stamping Division, located in Saginaw, Texas, reported its best year since it was acquired in January 1995.

             Capital expenditures for this segment amounted to $1.8 million in 1997 versus $3.9 million in 1996 and $3.6 million in 1995. Nearly two-thirds of the current year expenditures pertain to automation, refurbishment and replacement of production equipment in the U.S. while the remainder relates to upgraded production equipment, increased production capacity and office automation of the Astron Division. Nearly two-thirds of the 1996 expenditures pertained to upgrade production equipment and equipment for the satellite facility in the Czech Republic. The balance of the spending in 1996 and the majority of the capital expenditure in 1995 were for general upgrades of Astron's facilities and production capabilities.

             Incoming orders for domestic operations in the fourth quarter were somewhat lower than the same period last year while bookings in the Astron Building Systems were up 9 percent over those in the final quarter of 1996 on a parity-adjusted basis. The backlog of unfilled orders to start the new year is equal to last year in the U.S., while the Astron backlog is 29 percent higher after adjusting for foreign currency differences.

Nonoperating Income and Expense

             Interest received from investments decreased from $1.0 million in 1996 to $0.9 million in 1997 due, primarily, to lower average invested balances reflecting efforts to reduce long-term debt resulting from the acquisition of Ultra Hydraulics Limited, the repurchase of common stock, and the defense against a hostile takeover attempt. Investment yields were marginally lower than those in previous years.

             Approximately 93 percent of total interest expense incurred on borrowed funds in 1997 resulted from long-term obligations. Most of the long-term interest expense derives from the senior unsecured revolving credit and term loan facilities and the senior unsecured notes. The term loan facility was replaced in July 1997 with 7.61 percent senior unsecured notes placed with a group of institutional investors. Remaining interest expense primarily pertains to long-term debt to fund major construction projects, equipment leases and short-term borrowings to support current operations. The effective interest rate paid by the Company has decreased since last year due to the refinancing of the term loan in July. Short-term rates have fluctuated on an interim basis.

             Foreign currency exchange and translation gains and losses are included in other nonoperating expense. These amounts totaled losses of $0.5 million in 1997 and $0.3 in 1995 and a gain of $0.3 in 1996. The Company utilized foreign currency forward contracts to hedge the principal and interest due on loans which are periodically made with foreign subsidiaries. Deferred gains and losses from such hedging activities were negligible at the end of the current fiscal year (see Note J).

             Other nonoperating income for 1997 includes $1.0 million from the transfer of Astron Building Systems marketing and manufacturing rights to a new Korean licensee. Included in 1996 is a $1.6 million gain of the sale of unused assets principally located in the United Kingdom and Germany.

Taxes

             The Company's effective tax rate decreased slightly to 34 percent in 1997 compared to 35 percent in 1996. The Company continues to utilize the tax loss carryforwards acquired with the ORSTA business in 1994 to shelter earnings of the Company's other German operations, including those of an Astron subsidiary. Remaining ORSTA net operating losses of approximately $106.5 million may be carried forward indefinitely and are expected to provide tax relief on income earned by all operations in Germany for a number of years. Effective rates are also reduced by the favorable tax impact of reserve contracts. Partially offsetting these benefits were the tax consequences of repatriating foreign earnings and state and local taxes levied on domestic income.

Impact of Year 2000

             The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations, causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

             Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if timely modifications and conversions are not made or are not completed, the Year 2000 Issue could have a material impact on the operations of the Company.

             The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems. The incremental cost of the Year 2000 project is expected to be immaterial.

             Management's estimates of cost and time necessary to complete the Year 2000 project were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

             In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123, "Accounting for Stock-Based Compensation" governing financial accounting and reporting standards for compensation plans which award employees in the form of stock options, restricted stock, performance shares and similar stock awards. As permitted by this Statement, the Company elected to continue to account for such compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25. Accordingly, compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount that must be paid to acquire the stock. Such cost is expensed over the period from the date of grant to the date the stock options become exercisable. Compensation cost for stock appreciation rights and awards of common stock are determined based on the quoted market price of the Company's stock. Pro forma disclosures as required by the pronouncement indicate net income would have decreased by approximately $0.1 million in both 1997 and 1996.

             In February 1997, the FASB issued Statement No. 128, "Earning Per Share." The new statement replaces the current primary and fully diluted earnings per share presentation with basic and diluted earnings per share. Basic earnings per share measures operating performance assuming no dilution from securities or contracts to issue common stock. Diluted earnings per share measures operation performance giving effect to the dilution that would occur assuming that securities or contracts to issue common stock are exercised or converted. The statement is effective for the first quarter of our fiscal 1998 reporting and all prior periods are required to be restated.

             The FASB also issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" in June 1997. Both of these statements require the Company to evaluate its present reporting and disclosure requirements. The statements are effective for fiscal year ending October 31, 1998 and will not effect amounts recorded in the basic financial statements.

LIQUIDITY AND CAPITAL RESOURCES

             Liquidity is generally defined as the ability to generate cash, by whatever means available, to satisfy the short- and long-term needs of the Company. With respect to cash flow in 1997, the balance of cash and cash equivalents of $27.6 million remained essentially unchanged from the end of 1996. The ORSTA acquisition made in 1994 continues to be a consumer of Company funds. Under terms of the Purchase Agreement, Commercial Intertech received cash contributions from the THA and other German regulatory agencies to cover operating losses for a period of two years and fund pre-existing capital expenditure programs of the acquired businesses. Additional government subsidies were received during the first quarter of 1997 to assist with the operating losses over an extended two-year period. Cash subsidies amounted to $3.0 million in 1997 and $17.1 million in 1995. The German operations consumed net cash of $2.1 million in 1997, $5.2 million in 1996 and $9.3 million in 1995.

             Cash generated from Commercial Intertech's continuing operations amounted to $53.9 million in 1997, representing an increase of $8.4 million from the previous year. A decrease in receivable from discontinued operations and increased accounts payable and accrued expenses offset by increased trade receivables and inventory were the principal factors in the year-over-year increase. Income from discontinued operations, amortization of intangibles and deferred credit, postretirement benefits and deferred income taxes are noncash in nature and therefore had no effect on cash flow in these periods.

             Cash used in investing activities amounted to $47.8 million in 1997, reflecting the $39.4 million purchase of all the outstanding common stock of Ultra Hydraulics Limited. Capital expenditures totaled $11.4 million for the year versus $18.0 million in 1996 and $31.8 million in 1995 (see Note I). Nearly 60 percent of the current year spending pertained to investments in the U.S. for expansion of production capacity, equipment upgrades to improve manufacturing performance, machine tools for the manufacture of new product introductions, construction of a plant expansion and purchase of advanced computer systems to support manufacturing processes and administrative functions. Investments in technologically advanced production and other operating improvements for the ORSTA units and Ultra Hydraulics Limited accounted for most of the overseas capital spending. Completion of a new manufacturing facility, production equipment and other operating improvements for the ORSTA units and the purchase of production equipment for the Astron satellite facility in the Czech Republic accounted for most of the capital spending overseas during 1996. Construction of a new manufacturing plant, capacity expansion, equipment upgrades and office automation accounted for the majority of the capital expenditures in the U.S. in the two preceding years. Authorized, but unspent capital expenditure programs totaled $10.2 million at fiscal year-end, including projects for state-of-the-art production equipment cells for the Hydraulic Systems group and upgraded production equipment to improve efficiency and increase capacity for the Metal Products group. Proceeds were received during 1996 from the sale of idle property and equipment located in the United Kingdom and Germany.

             Cash used in financing activities totaled $3.1 million. Principal activities included the replacement of the Company's $60.0 million term loan agreement with unsecured private placement senior notes and the reduction of debt following the acquisition of Ultra Hydraulics Limited. Other activities include the payment of reserve contract premiums, the dividend from CUNO Incorporated in connection with the 1996 spin-off and the distribution of dividends to shareholders. Dividends totaled $9.3 million in 1997, of which $7.4 million were paid to shareholders of common stock.

             During the hostile takeover attempt in 1996, the Company completed a refinancing program to fund the repurchase of 2.0 million common shares, retire the $45.0 million senior notes that were outstanding and purchase the employee stock ownership plan's senior notes. The senior notes provide permanent financing for the remaining life of the benefit plan.

             Internal cash flows are expected to be sufficient to provide the capital resources necessary to support operating needs and finance capital expenditure programs in the coming year. The Company and its foreign subsidiaries have and will continue to make loans among affiliates of the consolidated group to fund worldwide cash requirements when interest rate spreads make it cost effective to do so. Foreign currency forward contracts are used to hedge the lending affiliate's receipt of principal and interest due from these loans (see Note J). The forward contracts are an effective hedge against fluctuations in the value of the foreign currency. The Company has $79.1 million of a $125.0 million credit facility available which expires in 2001. The funds available to the Company under this agreement may be used for any general corporate purpose. Including this facility, total credit lines of $128.9 million, denominated in both domestic and foreign currencies, were available to the Company at fiscal year-end. Borrowing rates to start the new year were generally lower than the same period a year ago, reflecting prevailing market conditions.

IMPACT OF INFLATION AND CHANGING PRICES

             Rates of inflation were moderately lower than the previous year, ranging from a low of 2 percent or less to a high of 3 percent in most instances. Manufacturing and operating costs generally advanced in line with inflation, but the continuing trend of competitive pressures and price resistance in the marketplace limited the extent to which cost increases could be passed along to customers in 1997. Consequently, the Corporation relied upon volumetric efficiencies, productivity improvements and cost saving measures to offset a shortfall in pricing and successfully maintain or improve profit margins in most business units. Margins continued to improve for the Astron Division where weak industry prices and price discounting in certain market segments adversely affected profitability in fiscal 1995.

             The ability to recover cost increases and maintain margins continues to be a major challenge for most operating units, and the Company relies upon cost containment, aggressive purchasing, quality initiatives and cost-saving capital investments to combat profit erosion and remain competitive.

BUSINESS OUTLOOK

             The consolidated backlog of unfilled orders amounted to $200 million at the end of the year which, after adjusting for the effects of exchange rate differences on foreign segments, represents an increase of 47 percent over the previous fiscal year-end. Substantially all of the consolidated backlog is deliverable in 1998.

             Business conditions to start the new fiscal year for the Company's domestic operations are stronger than a year ago as orders were particularly brisk in most industry segments during the last quarter of 1997. Early signs in fiscal 1998 indicate increased demand by most of our core product lines. Recent reports suggest that economic growth in the U.S. will continue and the Company intends to realize benefits from 1997 capital investments that were delayed during the latter part of 1997 to improve productivity. New products introduced in the last 18 months, all of which enhance our competitive position and open new markets, as well as the continued growth in miniature and specialized hydraulics, are experiencing increased customer demand.

             Prospects are mixed for the Company's overseas operations to start fiscal 1998. Operations in Germany will continue to incur losses during 1998, but we expect significant improvement due to strengthening of market conditions and additional volume from new product introductions. Conditions remain strong for the Astron Division as demand is expected to increase in major European markets, with particular strength in Eastern Europe. Elsewhere, management expects improved results for operations in the United Kingdom, Australia and Brazil pending continuation of favorable economic conditions.

             We continue to monitor the financial crisis in the Asia Pacific region and its potential impact on the Company. While our direct exposure in this area is relatively minor, the greater risk to the Company lies in the broader effect which the crisis might eventually have on economic conditions in other parts of the world. The impact of any such effect on the Company, its customers or suppliers cannot be determined at this time.

             The Company began to accelerate the implementation of a program to enhance its manufacturing capacity and efficiency; accordingly, capital expenditures should be higher in fiscal 1998 as we complete our existing program. The Company continues to identify and implement strategic initiatives, and reduce overhead where possible to lower operating costs and improve profitability. The competitive advantages which these programs provide, our ability to meet the challenges of globalization and increased international competition, and continuation of moderate growth in world economies cause us to anticipate increased consolidated results in 1998.

FORWARD LOOKING INFORMATION

             Because Commercial Intertech wants to provide shareholders with more meaningful and useful information, this Annual Report contains certain statements which reflect the Company's current expectations regarding the future results of operations, performance and achievements. Commercial Intertech Corp. has tried, wherever possible, to identify these "forward looking" statements by using words such as "anticipate," "believe," "estimate," "expect" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to risks and uncertainties which could cause the Company's actual results, performance or achievements to differ materially from those expressed in or implied by these statements. These risks and uncertainties include the following: the effectiveness of the Company's program to reduce general corporate and operating unit overhead; volumes of shipments of the Company's products, changes in the Company's product mix and product pricing; costs of raw materials; the rate of economic and industry growth in the United States and the other countries in which the Company conducts its business; economic and political conditions in the foreign countries in which the Company conducts a substantial part of its operations and other risks associated with international operations including taxation policies, exchange rate fluctuations and the risk of expropriation; the Company's ability to protect its technology, proprietary products and manufacturing techniques; changes in technology, changes in industrial requirements and risks generally associated with new product introductions and applications; and domestic and international competition in the Company's global markets. The Company is not obligated to update or revise these "forward looking" statements to reflect new events or circumstances.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENTS OF CONSOLIDATED INCOME
Commercial Intertech Corp. and Subsidiaries


                                                            Year Ended October 31,
                                                        1997        1996         1995
                                                     ---------    ---------    ---------
                                                    (in thousands, except per-share data)

Net sales ........................................   $ 526,624    $ 465,209    $ 459,137
Less costs and expenses:
   Cost of products sold .........................     387,340      340,993      337,122
   Selling, administrative and general expenses ..      90,516       88,799       87,670
   Nonrecurring defense and reorganization costs .           0        8,202            0
                                                     ---------    ---------    ---------
                                                       477,856      437,994      424,792
                                                     ---------    ---------    ---------
Operating income .................................      48,768       27,215       34,345

Nonoperating income (expense):
   Interest income ...............................         880        1,031        1,837
   Interest expense ..............................     (10,493)      (7,083)      (6,238)
   Gain on sale of assets ........................         506        1,603          204
   Other .........................................         657          972          231
                                                     ---------    ---------    ---------
                                                        (8,450)      (3,477)      (3,966)
Income from continuing operations before
   income taxes and extraordinary items ..........      40,318       23,738       30,379

Provision for income taxes:
   Current .......................................      12,259       10,875        5,706
   Deferred ......................................       1,268       (2,493)         391
                                                     ---------    ---------    ---------
                                                        13,527        8,382        6,097
                                                     ---------    ---------    ---------
Income from continuing operations before
   extraordinary items ...........................      26,791       15,356       24,282
Income from discontinued operations (net of income
   taxes of $4,857 in 1996 and $3,462 in 1995) ...           0        6,083        6,101
Extraordinary items (losses on early retirement of
   debt, net of income tax benefits of $2,694) ...           0       (4,044)           0
                                                     ---------    ---------    ---------

Net income .......................................   $  26,791    $  17,395    $  30,383
                                                     =========    =========    =========

Preferred stock dividends and adjustments ........      (1,895)      (2,058)      (2,084)
                                                     ---------    ---------    ---------

Net income applicable to common stock ............   $  24,896    $  15,337    $  28,299
                                                     =========    =========    =========

Earnings per share of common stock:
    Primary:
     Income from continuing operations before
       extraordinary items .......................   $    1.72    $    0.87    $    1.42
     Income from discontinued operations .........        0.00         0.40         0.40
     Extraordinary items .........................        0.00        (0.26)        0.00
     Net income ..................................        1.72         1.01         1.82
    Fully diluted:
     Income from continuing operations before
       extraordinary items .......................   $    1.51    $    0.83    $    1.35
     Income from discontinued operations .........        0.00         0.36         0.37
     Extraordinary items .........................        0.00        (0.24)        0.00
     Net income ..................................        1.51         0.95         1.72

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Commercial Intertech Corp. and Subsidiaries

                                                                             October 31,
                                                                           1997       1996
                                                                         --------   --------
                                                                            (in thousands)
ASSETS
------
   CURRENT ASSETS
      Cash (including equivalents of $21,615 in 1997 and
         $19,291 in 1996) ............................................   $ 27,630   $ 27,552
      Accounts and notes receivable, less allowances for doubtful
         accounts of $2,456 in 1997 and $1,724 in 1996 ...............     81,886     70,399
      Inventories ....................................................     60,944     58,129
      Deferred income tax benefits ...................................     15,281     15,515
      Prepaid expenses and other current assets ......................      4,255      4,012
      Dividend receivable from discontinued operations ...............          0      4,612
      Receivable from discontinued operations ........................          0     10,184
                                                                         --------   --------
                                           TOTAL CURRENT ASSETS ......    189,996    190,403

   NONCURRENT ASSETS
      Intangible assets ..............................................     44,460      9,051
      Pension assets .................................................     42,961     37,371
      Other noncurrent assets ........................................      3,955      3,671
                                                                         --------   --------
                                   TOTAL NONCURRENT ASSETS ...........     91,376     50,093

   PROPERTY, PLANT AND EQUIPMENT
      Land and land improvements .....................................      6,194      6,379
      Buildings ......................................................     51,457     51,353
      Machinery and equipment ........................................    152,117    130,314
      Construction in progress .......................................      6,262      8,863
                                                                         --------   --------
                                                                          216,030    196,909
      Less allowance for depreciation ................................    112,604    100,289
                                                                         --------   --------
                                                                          103,426     96,620
                                                                         --------   --------

                                                          TOTAL ASSETS   $384,798   $337,116
                                                                         ========   ========

Commercial Intertech Corp. and Subsidiaries

                                                                                          October 31,
                                                                                      1997          1996
                                                                                    ---------    ---------
                                                                                        (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
      Bank loans ................................................................   $     140    $   2,745
      Accounts payable ..........................................................      52,382       51,648
      Accrued payrolls and related taxes ........................................      18,989       17,116
      Accrued expenses ..........................................................      37,536       37,175
      Dividends payable .........................................................       2,592        2,449
      Accrued income taxes ......................................................      11,085        4,385
      Current portion of long-term debt .........................................       4,621          705
                                                                                    ---------    ---------
                                    TOTAL CURRENT LIABILITIES ...................     127,345      116,223

   NONCURRENT LIABILITIES
      Long-term debt ............................................................     111,342       93,415
      Deferred income taxes .....................................................      18,274       15,495
      Postretirement benefits ...................................................      25,007       24,822
                                                                                    ---------    ---------
                              TOTAL NONCURRENT LIABILITIES ......................     154,623      133,732

   SHAREHOLDERS' EQUITY Preferred stock, no par value:
         Authorized:  10,000,000 shares
         Series A participating preferred shares ................................           0            0
         Series B ESOP convertible preferred shares
            Issued:  1997 - 942,552 shares
                     1996 - 1,039,657 shares ....................................      21,914       24,172
      Common stock, $1 par value:
         Authorized:  30,000,000 shares
            Issued:  1997 - 14,125,175 shares (excluding 1,945,995 in treasury)
                     1996 - 13,559,579 shares (excluding 2,211,868 in treasury)        14,125       13,560
      Capital surplus ...........................................................       5,264            0
      Retained earnings .........................................................      85,884       67,808
      Deferred compensation .....................................................     (16,337)     (17,594)
      Translation adjustment ....................................................      (8,020)        (785)
                                                                                    ---------    ---------
                              TOTAL SHAREHOLDERS' EQUITY ........................     102,830       87,161
                                                                                    ---------    ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................................   $ 384,798    $ 337,116
                                                                                    =========    =========


See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
Commercial Intertech Corp. and Subsidiaries

                                                        Year Ended October 31,
                                                     1997         1996         1995
                                                  -----------------------------------
                                                 (in thousands, except per-share data)
PREFERRED STOCK (Series B)
   Balance at beginning of year ...............   $  24,172    $  24,494    $  24,631
   Shares converted ...........................      (2,258)        (322)        (137)
                                                  ---------    ---------    ---------
   Balance at end of year .....................      21,914       24,172       24,494

COMMON STOCK
   Balance at beginning of year ...............      13,560       15,440       15,199
   Shares issued:
      Employee Stock Ownership Plan ...........         319           99           34
      Stock option and award plans ............         246           65          207
   Repurchase program .........................           0       (2,044)           0
                                                  ---------    ---------    ---------
   Balance at end of year .....................      14,125       13,560       15,440

CAPITAL SURPLUS
   Balance at beginning of year ...............           0       38,396       35,844
   Employee Stock Ownership Plan ..............       2,291        1,458          631
   Stock option and award plans ...............       2,973        1,110        1,921
   Repurchase program .........................           0      (56,937)           0
   Transfer from retained earnings ............           0       15,973            0
                                                  ---------    ---------    ---------
   Balance at end of year .....................       5,264            0       38,396

RETAINED EARNINGS
   Balance at beginning of year ...............      67,808      112,907       91,649
   Net income for the year ....................      26,791       17,395       30,383
                                                  ---------    ---------    ---------
                                                     94,599      130,302      122,032
   Less:
     Dividends:
      Common (per share:  1997 - $0.54;
         1996 - $0.54; 1995 - $0.51) ..........       7,603        7,847        7,862
      Preferred Series B ......................       1,863        2,055        2,082
                                                  ---------    ---------    ---------
                                                      9,466        9,902        9,944
     Other preferred stock adjustments ........        (751)        (811)        (819)
     Stock distribution - CUNO Incorporated ...           0       37,430            0
     Transfer to capital surplus ..............           0       15,973            0
                                                  ---------    ---------    ---------
   Balance at end of year .....................      85,884       67,808      112,907

DEFERRED COMPENSATION .........................     (16,337)     (17,594)     (18,851)

TRANSLATION ADJUSTMENT ........................      (8,020)        (785)       4,207
                                                  ---------    ---------    ---------

      Total shareholders' equity ..............   $ 102,830    $  87,161    $ 176,593
                                                  =========    =========    =========

Shareholders' equity per share of common stock    $    6.89    $    5.94    $   11.07

See notes to consolidated financial statements

STATEMENTS OF CONSOLIDATED CASH FLOWS
Commercial Intertech Corp. and Subsidiaries

                                                                       Year Ended October 31,
                                                                     1997         1996         1995
                                                                  -----------------------------------
                                                                 (in thousands, except per-share data)
OPERATING ACTIVITIES:
   Net income .................................................   $  26,791    $  17,395    $  30,383
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Discontinued operations ..............................           0       (6,083)      (6,101)
         Provision for depreciation ...........................      14,071       11,999       10,710
         Amortization of intangibles ..........................       1,827          567          566
         Amortization of deferred credit ......................      (1,518)      (3,634)     (16,095)
         Extraordinary losses on early retirement of debt .....           0        6,738            0
         Postretirement benefits ..............................         333        2,205          634
         Pension plan credits .................................      (5,467)      (2,524)      (2,872)
         Change in deferred income taxes ......................       2,539         (969)         278
         Change in current assets and liabilities:
            (Increase) decrease in accounts receivable ........      (7,956)      10,446      (15,999)
            (Increase) in inventories .........................      (1,800)      (6,998)      (9,073)
            (Increase) decrease in prepaid expenses
               and other current assets .......................      (2,796)         903       (2,843)
            Decrease in receivable from discontinued operations      10,253            0            0
            Increase in accounts payable and accrued expenses .      10,113       12,780       14,545
            Increase in accrued income taxes ..................       7,536        2,727        5,270
                                                                  ---------    ---------    ---------
   Net cash provided by continuing operations .................      53,926       45,552        9,403
   Net cash provided by discontinued operations ...............           0        8,356        3,128
                                                                  ---------    ---------    ---------
             Net cash provided by operating activities ........      53,926       53,908       12,531

INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets .........................         849        2,934          374
   Business acquisitions ......................................     (39,359)     (10,731)        (886)
   Investments in intangibles .................................        (896)         (25)         (46)
   Capital expenditures .......................................     (11,405)     (17,950)     (31,794)
   Operating subsidies ........................................       3,016            0       17,146
                                                                  ---------    ---------    ---------
             Net cash (used) by investing activities ..........     (47,795)     (25,772)     (15,206)

FINANCING ACTIVITIES:
   Proceeds from long-term debt ...............................     137,974      268,500            0
   Principal payments on long-term debt .......................    (123,925)    (245,435)      (2,800)
   Net borrowings under bank loan agreements ..................      (5,371)      (6,328)        (251)
   Repurchase of common shares ................................           0      (58,980)           0
   Debt early retirement ......................................           0       (6,738)           0
   Proceeds from reserve contracts ............................         619        2,136        2,089
   Purchase of reserve contracts ..............................      (4,083)      (3,566)      (3,475)
   Conversion of other assets .................................      (3,576)      (1,706)        (661)
   Dividend from CUNO Incorporated ............................       4,612       30,000            0
   Dividends paid .............................................      (9,322)     (10,177)      (9,666)
                                                                  ---------    ---------    ---------
             Net cash (used) by financing activities ..........      (3,072)     (32,294)     (14,764)

Effect of exchange rate changes on cash and cash equivalents ..      (2,981)      (1,239)       2,130
                                                                  ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents ..........          78       (5,397)     (15,309)
Cash and cash equivalents at beginning of year ................      27,552       32,949       48,258
                                                                  ---------    ---------    ---------
Cash and cash equivalents at end of year ......................   $  27,630    $  27,552    $  32,949
                                                                  =========    =========    =========

Supplemental disclosures:
   Cash paid during the year for:
     Interest .................................................   $   9,523    $   6,829    $   7,055
     Income taxes .............................................       5,303       12,852        4,899

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commercial Intertech Corp. and Subsidiaries

NOTE A - ACCOUNTING POLICIES

Organization:
    Commercial Intertech Corp. ("Commercial Intertech" or the "Company") is a multinational manufacturer of Hydraulic Systems and Building Systems and Metal Products. The Company operates 28 facilities in eight countries.

Discontinued Operations:
    On July 29, 1996 the Board of Directors of Commercial Intertech Corp. approved a plan to spin-off the Company's fluid purification business by declaring a dividend distribution of 100 percent of the common stock of CUNO Incorporated ("CUNO") on a pro-rata basis to the holders of Commercial Intertech common shares (the "Distribution"). Each holder of record of Commercial Intertech common shares at the close of business on September 10, 1996, the payable date for the Distribution, received one share of CUNO Common Stock for every one share of Commercial Intertech common share. No fractional shares of CUNO were issued. The net assets and operating results of CUNO are presented in the accompanying consolidated financial statements as a discontinued operation through the distribution date. The CUNO revenues through the distribution date were $147,934,000 in 1996 and $162,699,000 in 1995.

    In connection with the spin-off, the Board of Directors of Commercial Intertech declared a dividend of approximately $35,675,000 payable from the CUNO locations to Commercial Intertech, and immediately prior to the Distribution, CUNO assumed $30,000,000 of Commercial Intertech's debt in the form of a dividend.

    The Company and CUNO entered into a Tax Allocation Agreement in connection with the distribution. In addition, the Company and CUNO entered into a Distribution and Interim Services Agreement which provided that certain services which had historically been provided to CUNO by the Company would continue to be provided following the Distribution Date, at rates specified in such agreement, for a period of up to 12 months.

Consolidation:
    The accounts of the Company and its subsidiaries are included in the consolidated financial statements. Intercompany accounts and transactions are eliminated upon consolidation. All statements and amounts presented have been restated to reflect the 100 percent spin-off of CUNO as a discontinued operation.

    Distribution and reorganization costs incurred to successfully defend against a hostile takeover attempt and to further reorganize the remaining core businesses were reported in operating income under the caption nonrecurring defense and reorganization costs.

Inventories:
    Inventories are stated at the lower of cost or market. Inventories in the United States are primarily valued on the last-in, first-out (LIFO) cost method. The method used for all other inventories is first-in, first-out (FIFO). Approximately 54 percent (53 percent in 1996) of worldwide inventories are accounted for using the LIFO method. Inventories as of October 31 consisted of the following:

                                                                                       1997           1996
                                                                                       ----           ----
                                                                                          (in thousands)
             Raw materials......................................................   $    20,899    $   21,090
             Work in process....................................................        30,161        27,353
             Finished goods ....................................................         9,884         9,686
                                                                                   -----------     ---------
                                                                                   $    60,944    $   58,129
                                                                                   ===========    ==========

    If all inventories were priced using the FIFO method, which approximates replacement cost, inventories would have been $14,960,000 higher in 1997 and $14,603,000 higher in 1996.

Intangible Assets:
    Intangible assets at October 31 are summarized as follows:

                                                                                       1997           1996
                                                                                       ----           ----
                                                                                          (in thousands)
    Goodwill, less accumulated amortization (1997 - $ 2,768,000;
         1996 - $1,280,000).....................................................   $    43,165    $    8,495
    Other intangibles, less accumulated amortization (1997 -
         $844,000; 1996 - $443,000).............................................         1,295           556
                                                                                   -----------    ----------
                                                                                   $    44,460    $    9,051
                                                                                   ===========    ==========


    The excess cost over the fair value of net assets acquired (or goodwill) generally is amortized on a straight-line basis over 25 to 40 years. Other intangibles, including patents, know-how and trademarks, are carried at their appraised value on the acquisition date less accumulated amortization, which is provided using the straight-line method over 10 to 25 years.

Properties and Depreciation:
    Property, plant and equipment are recorded at cost. The Company uses the straight-line method in computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes. The annual provisions for depreciation are provided using the following estimated useful lives:

             Buildings and improvements................................  20 -  35 years
             Machinery and equipment...................................   5 -  10 years
             Furniture and fixtures....................................   3 -  15 years

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

    Provisions are made for appropriate income taxes on undistributed earnings of foreign subsidiaries which are expected to be remitted to the parent company in the near term. The cumulative amount of unremitted earnings of subsidiaries, which aggregated approximately $67,433,000 at October 31, 1997, is deemed to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

Translation of Foreign Currencies:
    The financial statements of foreign entities are translated in accordance with Financial Accounting Standards Board (FASB) Statement No. 52, except for those entities located in highly inflationary countries. Under this method, revenue and expense accounts are translated at the average exchange rate for the year, while asset and liability accounts are translated into U.S. dollars at the current exchange rate. Resulting translation adjustments are recorded as a separate component of shareholders' equity and do not affect income determination. Effective for the first quarter of fiscal 1998, the Company will change its foreign currency translation procedures for its operations located in Brazil which reflects a change in its economy to a non-highly inflationary status. The change will not materially impact the Company's financial statements.

Derivative Financial Instruments:
    The Company's utilization of derivative financial instruments is primarily limited to the use of forward exchange contracts which are designated as hedges of specific foreign currency transactions, including specific loans among consolidated affiliates. The unrealized gains and losses related to such contracts are deferred and included in the measurement of related foreign currency transaction. In instances where hedge designations are, or become inappropriate, gains and losses related to such contracts will be included in income as nonoperating income (expense).

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

Investment in Reserve Contracts:
    The Company holds corporate-owned life insurance contracts on most domestic employees. The contracts are recorded at cash surrender value, net of policy loans, in other noncurrent assets. The net contract expense, including interest expense, is included in selling, administrative and general expenses in the Statements of Consolidated Income. The related interest expense was $7,264,000 in 1997, $7,715,000 in 1996 and $7,973,000 in 1995, which in each year is reduced for contract benefits and net amortization of contract premiums and cash surrender value.

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

Stock-Based Compensation:
    Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," permits the Company to continue to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 to account for stock-based compensation. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount that must be paid to acquire the stock. Such cost is expensed over the period from the date of grant to the date the stock options become exercisable. Compensation cost for stock appreciation rights and awards of common stock are determined based on the quoted market price of the Company's stock.

Newly Issued Accounting Standards:
    In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." The SOP is effective for fiscal years beginning after December 15, 1996. The SOP does not make changes to existing accounting rules, but it clarifies how existing authoritative guidance on loss contingencies should be applied in determining environmental liabilities. The Company does not believe the SOP will have any material impact on future operations. The Company will be required to report under the SOP in its financial statements for 1998.

    In February 1997, SFAS No. 128, "Earnings Per Share" was issued. Under the new statement, the presentations of primary and fully diluted earnings per share which are currently required are replaced by basic and diluted earnings per share. Basic earnings per share measures operating performance assuming no dilution from securities or contracts to issue common stock. Diluted earnings per share measures operating performance giving effect to the dilution that would occur assuming that securities or contracts to issue common stock are exercised or converted. The new statement is required for our fiscal 1998 reporting. Early adoption is not permitted. Under the new statement, basic earnings per share from continuing operations before extraordinary items would be $1.83, $0.91, and $1.48 for the years ended October 31, 1997, 1996 and 1995, respectively. Diluted earnings per share from continuing operations before extraordinary items under the new statement would be $1.56, $0.86, and $1.37 for the years ended October 31, 1997, 1996, and 1995, respectively.

    In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued. SFAS No. 130 defines comprehensive income and outlines certain reporting and disclosure requirements related to comprehensive income and is effective for fiscal year ending October 31, 1998. The Company has not completed its evaluation of the impact of the new disclosure requirements.

    In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS No. 131 requires changes in the presentation of operating segment information in both interim and annual financial statements and is effective for fiscal year ending October 31, 1998. The Company has not completed its evaluation of the impact of the new disclosure requirements.

NOTE B - DEBT

    Long-term debt obligations at October 31 are summarized below:

                                                                             1997       1996
                                                                           --------   --------
                                                                              (in thousands)
               Senior unsecured notes ..................................   $ 60,000   $      0
               Senior unsecured revolving credit and term loan agreement     45,855     91,000
               Other ...................................................     10,108      3,120
                                                                           --------   --------
                                                                            115,963     94,120
               Less current portion ....................................      4,621        705
                                                                           --------   --------
                                                                           $111,342   $ 93,415
                                                                           ========   ========

Senior Unsecured Notes
----------------------

    In July 1997, the Company completed a private placement of $60,000,000 in senior unsecured notes with a group of institutional investors. The 7.61 percent notes have an average life of seven years and a maturity date of 10 years. The notes, subject to certain provisions, are callable at any time at the option of the Company. The notes include covenants which require the maintenance of certain financial ratios. The Company was in compliance with these covenants at October 31, 1997.

Senior Unsecured Revolving Credit and Term Loan Agreement
---------------------------------------------------------

    During the third and fourth quarters of fiscal 1996, the Company entered into a $190,000,000 bridge loan agreement to fund the repurchase of 2,000,000 common shares, to purchase the outstanding loans of the Company's Employee Stock Ownership Plan ("ESOP") and to retire the $45,000,000 senior notes outstanding. Following the spin-off of CUNO in September 1996, $55,000,000 of the loan was allocated to CUNO. On October 31, 1996, the Company replaced the bridge facility with a $125,000,000 aggregate senior unsecured revolving credit and $60,000,000 senior unsecured term loan facilities. Extraordinary items associated with the losses on the early retirement of debt were recorded in fiscal 1996.

    The $125,000,000 revolving credit agreement provides the Company an option to borrow the pounds sterling equivalent of $50,000,000 to finance the acquisition, including working capital, of Ultra Hydraulics Limited which was consummated in November 1996 (see Note K). The revolving credit agreement matures on October 31, 2001.

    The $60,000,000 term credit agreement which was scheduled to mature on January 31, 2000 was repaid in July 1997 using proceeds from the senior unsecured notes.

    Under the revolving credit agreement, the Company pays a variable per-annum fee on the unused amount of the commitment, payable quarterly in arrears. The rate at October 31, 1997 was .15 percent and will reduce to .125 percent effective January 1998 based on the Company's leverage ratio at October 31, 1997. The agreement has interest rate options determinable by the Company based upon prime interest or LIBOR rates plus an applicable margin. The margin was .5 percent at October 31, 1997 and will reduce to .375 percent effective January 1998 based on the Company's leverage ratio at October 31, 1997. The credit agreement also has a competitive bid option feature, which under certain conditions provides lower interest rates. At October 31, 1997, approximately 90 percent of the funds drawn on the revolving credit agreement were denominated in pounds sterling. The combined U.S. dollar and pounds sterling weighted average interest rate was 7.69 percent. The credit agreement includes covenants which require the maintenance of certain financial ratios. The Company was in compliance with these covenants at October 31, 1997. Additionally, under the most restrictive provisions of the agreement, approximately $26,600,000 of unrestricted retained earnings is available for future dividend payments or share purchases.

Other
-----

    Debt principal payments due in the five fiscal years after October 31, 1997 are:

                                            (in thousands)

                                    1998............. $    4,621
                                    1999.............      2,320
                                    2000.............      1,673
                                    2001.............     54,975
                                    2002.............      8,698

    Included in debt principal payments for the fiscal year 2001 is $45,855,000 which is currently outstanding under the senior unsecured revolving credit agreement.

    The Company had available unused lines of credit in various countries totaling approximately $49,800,000 short-term and $79,100,000 long-term at October 31, 1997. Outstanding bank loans at October 31, 1997 and 1996 had weighted average interest rates of 5.95 percent and 5.40 percent, respectively.


NOTE C - FOREIGN CURRENCY TRANSLATION

    The cumulative effects of foreign currency translation gains and losses are reflected in the translation adjustments section of Shareholders' Equity.

    Foreign currency transaction gains and losses, which include U.S. dollar translation losses in Brazil, are reflected in income. Foreign currency gains and losses have (decreased) increased income from continuing operations before income taxes and extraordinary items as follows:

                                         (in thousands)

                                    1997.............$  (492)
                                    1996.............    266
                                    1995 ............   (330)

NOTE D - STOCK OPTION AND AWARD PLANS

    Under the Company's stock option and award plans, approximately 1,528,800 shares of common stock are reserved for issuance to key employees and non-employee directors at October 31, 1997. Stock options are exercisable at various dates and generally expire ten years from the date of grant. Stock appreciation rights may be granted as part of a stock option or as a separate right to the holders of any options previously granted. The present plan also provides for awards of restricted stock and performance shares of common stock to key employees. The restricted shares generally vest over a five-year period and are charged to earnings over the vesting period. There were 46,890; 42,380 and 43,800 restricted shares awarded in 1997, 1996 and 1995, respectively. The performance shares generally vest over a three-year period based on the attainment of specified average annual earnings growth and return-on-net-asset targets. Awards of performance shares totaled 154,950 in 1997, 900 in 1996 and 130,650 in 1995. The weighted-average grant-date fair value of the restricted and performance share awards was $12.29 for 1997, $19.84 for 1996 and $18.97 for 1995. Charges to income before income taxes for current and future distributions amounted to $3,117,000 in 1997, $2,183,000 in 1996 and $1,749,000 in 1995.

    In January 1997, the Company established a plan which allows non-employee directors to elect to receive shares of the Company's common stock at a future date instead of cash otherwise payable for certain director fees. If shares are elected, the number of shares at market value equal to 120 percent of the fees otherwise payable are identified for distribution at a future date established by the Management Evaluation and Compensation Committee of the Board of Directors. In addition, non-employee directors automatically receive an option to purchase 2,250 shares upon election to a new three-year term.

    Information regarding stock options for 1997, 1996 and 1995 is as follows:

                                                                 1997                           1996                      1995
                                                     --------------------------       --------------------------       ----------
                                                                       Weighted-                       Weighted-
                                                                        Average                         Average
                                                                       Exercise                        Exercise
                                                      Shares             Price          Shares           Price           Shares
                                                     ----------        --------       ----------        --------       ----------
Options outstanding, beginning of year .......        1,067,473        $   6.90          617,051        $  13.64          623,337
Adjustment ...................................          (25,214)            --           591,219             --
Options exercised ............................         (179,056)           5.84         (235,547)          12.18          (86,536)
Options granted ..............................          147,500            4.14          142,000            2.07          123,750
Options expired ..............................                0               0             (750)           5.87                0
Options forfeited ............................          (44,828)           8.36          (46,500)           8.17          (43,500)
                                                     ----------        --------       ----------        --------       ----------
Options outstanding, end of year .............          965,875        $   7.95        1,067,473        $   6.90          617,051
                                                     ==========        ========       ==========        ========       ==========
Option price range at end of year ............     $4.68 to $12.88                  $4.68 to $9.76                   $9.83 to $21.88
Option price range for exercised shares ......     $5.13 to $8.64                   $9.83 to $21.88                  $6.50 to $14.83
Options available for grant at end of year ...          562,930                          767,760                          796,550
Weighted-average fair value of options granted
   during the year ...........................                         $   4.14                         $  2.07
Options exercisable at end of year ...........          501,234        $   6.16          485,709        $  5.59           340,376


    During 1996, terms of the outstanding stock option grants were amended to offset the dilution created by the September 10, 1996 distribution of the common stock of CUNO to the shareholders of Commercial Intertech common stock. The amendments, which applied to stock options outstanding as of the distribution date, included a pro-rata reduction in the exercise price per option and an increase in the number of shares under option, thereby restoring option holders to the same economic position which existed prior to the distribution. The number of options outstanding as of October 31, 1996 increased by 591,219 shares as a result of this adjustment and no compensation expense was charged to earnings.

    The following table summarizes information about stock options outstanding as of October 31, 1997:

                                           Options Outstanding                         Options Exercisable
                              ------------------------------------------          --------------------------
                                                Weighted-        Weighted-                         Weighted
                                                 Average          Average                           Average
             Range of           Number          Remaining         Exercise          Number         Exercise
         Exercise Prices      Outstanding    Contractual Life      Price          Exercisable        Price
         ---------------      ------------------------------------------          --------------------------

      $  4.68  to  $  5.32       155,805          3.87            $ 5.09             155,805       $  5.09
      $  5.87                    246,249          5.83              5.87             246,249          5.87
      $  6.62  to  $  8.42       219,642          8.10              8.37               6,724          6.70
      $  8.48  to  $  8.64       184,912          7.42              8.62              85,732          8.63
      $  9.76  to  $ 12.88       159,267          9.05             12.60               6,724          9.76
                               ---------          ----            ------            --------       -------
      $  4.68  to  $ 12.88       965,875          6.87            $ 7.95             501,234       $  6.16
                               =========          ====            ======            ========       =======

      As permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related Interpretations, in accounting for stock-based awards to employees. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements for all periods presented. Compensation expense is recognized for performance shares based upon the current stock fair value and the number of shares expected to be earned under APB No. 25.

      If the Company had elected to follow SFAS 123, the effect on net income and earnings per share would have been minimal in fiscal 1997 and 1996. Because the Statement provides for pro forma amounts for option grants after December 15, 1995, the pro forma expense will likely increase in future years as the new option grants become subject to the pricing model.


                                                            1997            1996
                                                            ----            ----
                                                       (in thousands, except per share data)

             Net income - as reported.................$    26,791       $   17,395
             Net income - pro forma...................     26,674           17,285
             Net income per share:
               Primary:
                  As reported......................... $     1.72       $     1.01
                  Pro forma...........................       1.73             1.01
               Fully diluted:
                   As reported........................ $     1.51       $     0.95
                   Pro forma..........................       1.53             0.96

      The fair value of each option grant is estimated on the date of grant, using the Black-Scholes option- pricing model with the following weighted-average assumptions used for grants in 1997 and 1996:


                                                             1997            1996
                                                             ----            ----

             Expected life (years)....................       6.75             6.75
             Risk-free interest rate (%)..............       6.00             6.00
             Volatility (%)...........................      40.50            40.50
             Dividend yield (%).......................       5.63             5.63

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

     The Company also sponsors defined contribution pension plans for the hourly employees of its operations in Benton, Arkansas; Kings Mountain, North Carolina; Minneapolis, Minnesota; and Chanhassen, Minnesota. Contributions and expense for these plans are computed at 3 percent of annual employee compensation or at a discretionary rate as determined each year by the Company. Hourly employees at the Orange, California facility are covered by a multiemployer plan which provides benefits in a manner similar to a defined contribution arrangement.

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

      A summary of the various components of net periodic pension cost for defined benefit plans and cost information for other plans for the three-year period is shown below:

                                            1997             1996            1995
                                            ----             ----            ----
                                                        (in thousands)
Defined benefit plans:
     Service cost .................       $  2,560        $  2,338        $  1,829
     Interest cost ................          9,026           7,942           7,483
     Actual return on plan assets .        (34,695)        (29,778)        (24,410)
     Net amortization and deferral          21,071          18,299          13,526
                                          --------        --------        --------
     Net pension (income) .........         (2,038)         (1,199)         (1,572)
Other plans:
     Defined contribution plans ...            482             463             388
     Multiemployer plan ...........             68              73              70
     Foreign plans ................            444             396             367
     Termination benefit ..........              0           1,639               0
                                          --------        --------        --------
     Total pension (income) expense       $ (1,044)       $  1,372        $   (747)
                                          ========        ========        ========

    Assumptions used in the accounting for the defined benefit plans as of October 31 were:

                                                      1997        1996         1995
                                                      ----        ----         ----

Weighted-average discount rate ............           7.25%        7.75%        7.25%
Rates of increase in compensation levels ..            4.5%         5.0%         4.5%
Expected long-term rate of return on assets           10.0%        10.0%        10.0%

    The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheets at October 31, 1997 and 1996 for the Company's U.S. and foreign defined benefit pension plans. Other foreign pension plans do not determine net assets or the actuarial present value of accumulated benefits as calculated and disclosed herein:

                                                  1 9 9 7                           1 9 9 6
                                         ---------------------------        --------------------------
                                        Plans Whose     Plans Whose        Plans Whose     Plans Whose
                                       Assets Exceed    Accumulated       Assets Exceed    Accumulated
                                        Accumulated        Benefits        Accumulated       Benefits
                                          Benefits      Exceed Assets        Benefits      Exceed Assets
                                          ---------        ---------        ---------        ---------
                                                                (in thousands)
Actuarial present value of
  benefit obligations:
  Vested benefit obligation .......       $(101,501)       $  (7,344)       $ (84,866)       $  (6,190)
                                          =========        =========        =========        =========
  Accumulated benefit obligation ..       $(106,467)       $  (7,344)       $ (88,304)       $  (6,194)
                                          =========        =========        =========        =========

  Projected benefit obligation ....       $(116,448)       $  (8,306)       $ (99,738)       $  (6,719)
Market value of plan assets .......         186,547            3,409          146,732            2,956
                                          ---------        ---------        ---------        ---------
Projected benefit obligation less
   than or (in excess of) plan
   assets .........................          70,099           (4,897)          46,994           (3,763)
Unrecognized net (gain) loss ......         (34,669)           1,001          (22,504)             643
Unrecognized prior service cost ...           5,009            1,034            5,309              696
Unrecognized net (asset) obligation          (2,331)             567            1,872              657
Additional liability ..............               0           (1,639)               0           (1,471)
                                          ---------        ---------        ---------        ---------
Net pension asset (liability)
   recognized in the Consolidated
   Balance Sheet ..................       $  38,108        $  (3,934)       $  31,671        $  (3,238)
                                          =========        =========        =========        =========


    Plan assets at October 31, 1997 are invested in publicly traded and restricted mutual funds, various corporate and government bonds, guaranteed income contracts and listed stocks, including common stock of the Company having a market value of $3,564,600 at that date.

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

    Components of net periodic postretirement benefit cost are shown below. Net periodic cost associated with retiree life insurance benefits amounted to $190,000 in 1997, $190,000 in 1996 and $269,000 in 1995.

                                                        1997            1996           1995
                                                        ----            ----           ----
                                                                  (in thousands)

        Service cost ...........................       $   434        $   396        $   386
        Interest cost ..........................         1,456          1,294          1,463
        Actual return on plan assets ...........             0              0              0
        Amortization of transition obligation ..             0              0              0
        Net amortization and deferral ..........           (47)           (47)           (11)
                                                       -------        -------        -------
        Net periodic postretirement benefit cost       $ 1,843        $ 1,643        $ 1,838
                                                       =======        =======        =======


     The following table shows the aggregated funded status of the benefit plans reconciled with amounts recognized in the Company's Consolidated Balance Sheets. The accrued postretirement cost associated with retiree life insurance benefits amounted to $3,481,000 and $3,429,000 as of October 31, 1997 and 1996,
respectively.

                                                                     October 31,
                                                                ---------------------
                                                                1997             1996
                                                                ----             ----
                                                                    (in thousands)

        Accumulated postretirement benefit obligations:
             Retirees .................................       $ (7,993)       $ (7,833)
             Fully eligible active plan participants ..         (4,119)         (3,553)
             Other active plan participants ...........         (7,433)         (5,849)
                                                              --------        --------
                                                               (19,545)        (17,235)
        Plan assets at fair value .....................              0               0
                                                              --------        --------
        Accumulated postretirement benefit
           obligation (in excess of) plan assets ......        (19,545)        (17,235)
        Unrecognized net (gain) loss ..................            745            (772)
        Unrecognized prior service (asset) ............           (423)           (471)
        Unrecognized transition obligation ............              0               0
                                                              --------        --------

        (Accrued) postretirement benefit cost .........       $(19,223)       $(18,478)
                                                              ========        ========


     The weighted-average annual assumed rate of increase in the per-capita cost of covered benefits in the medical plans, or health care cost trend rate, was
9.0 percent for 1997 and 9.5 percent for 1996. The trend rate is assumed to decrease gradually from 8.0 percent in 1998 to 5.0 percent in the year 2004 and remain at that level thereafter. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 31, 1997 by $1,836,000 and the aggregate of service and interest cost components of net periodic postretirement benefit cost for 1997 by $210,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent and 7.75 percent at October 31, 1997 and 1996, respectively. The annual assumed rate of salary increase for retiree life insurance is 4.5 percent and 5.0 percent at October 31, 1997 and October 31, 1996, respectively.

NOTE F - INCOME TAXES

     The components of income from continuing operations before income taxes and extraordinary items and the provision for income taxes are summarized as follows:

                                                                              1997            1996            1995
                                                                            --------        --------        --------
                                                                                         (in thousands)
        Income from continuing operations before
            income taxes and extraordinary items
                Domestic ............................................       $ 23,295        $  8,466        $ 20,717
                Foreign .............................................         17,023          15,272           9,662
                                                                            --------        --------        --------
                                                                              40,318          23,738          30,379
        Provision for income taxes
            Current
                Domestic
                   Federal ..........................................          7,021           6,261           6,258
                   State and local ..................................            604           1,294             374
                Foreign .............................................          6,278           4,242           2,053
                                                                            --------        --------        --------
                                                                              13,903          11,797           8,685
            Deferred
                Domestic
                   Federal ..........................................            872          (2,687)           (699)
                   State and local ..................................            175            (510)           (177)
                Foreign .............................................            221             704           1,267
                                                                            --------        --------        --------
                                                                               1,268          (2,493)            391
            Benefit of operating loss
                carryforwards .......................................         (1,644)           (922)         (2,979)
                                                                            --------        --------        --------
                                                                              13,527           8,382           6,097
        Income from continuing operations
            before extraordinary items
                Domestic ............................................         14,623           4,108          14,961
                Foreign .............................................         12,168          11,248           9,321
                                                                            --------        --------        --------
                                                                            $ 26,791        $ 15,356        $ 24,282
                                                                            ========        ========        ========

     A reconciliation of the effective tax rate to the U.S. statutory rate follows:

                                                        1997         1996         1995
                                                        ----         ----         ----
        Statutory U.S. federal income tax rate ..       35.0%        35.0%        35.0%
        State and local taxes on income net of
             domestic income tax benefit ........        1.3          2.4           .4
        Increase (decrease) in effective rate due
             to impact of foreign subsidiaries ..        1.4         (1.7)         (.2)
        Benefit of operating loss carryforwards .       (4.1)        (3.9)        (9.8)
        Repatriation of foreign earnings ........        2.9          5.1          1.2
        Nonrecurring defense costs ..............         .0          8.0           .0
        Reserve contracts .......................       (1.8)        (7.8)        (7.2)
        All other ...............................       (1.1)        (1.8)          .7
                                                        ----         ----         ----

        Effective income tax rate ...............       33.6%        35.3%        20.1%
                                                        ====         ====         ====

     Significant components of the Company's deferred income tax liabilities and assets as of October 31 are as follows:

                                                                 1997            1996          1995
                                                                 ----            ----          ----
                                                                            (in thousands)
        Deferred income tax liabilities:
             Tax over book depreciation ................       $  9,976       $  8,512        $  8,215
             Prepaid pension asset .....................         14,500         12,615          11,555
             United Kingdom property sale ..............          1,547          1,400           1,360
             Other .....................................             81            387             383
                                                               --------       --------        --------
                 Total deferred income tax liabilities .         26,104         22,914          21,513
        Deferred income tax assets:
             Postretirement benefits ...................          7,544          7,248           7,032
             Employee benefits .........................          6,891          6,241           5,404
             Net operating loss carryforwards ..........         47,886         54,047          65,037
             Inventory valuation .......................          1,204          1,222           1,504
             Product liability .........................          4,479          4,237           3,484
             Other .....................................          2,993          3,986           1,616
                                                               --------       --------        --------
                 Total deferred income tax assets ......         70,997         76,981          84,077

             Valuation allowance for deferred income tax
                 assets ................................         47,886         54,047          65,037
                                                               --------       --------        --------
                 Net deferred income tax assets ........         23,111         22,934          19,040
                                                               --------       --------        --------

        Net deferred income tax liabilities (assets) ...       $  2,993       $    (20)       $  2,473
                                                               ========       ========        ========


     The valuation allowance decreased by $6,161,000 in 1997 and $10,990,000 in 1996 and increased by $9,729,000 in 1995. The decrease in fiscal 1997 is a result of translation into the stronger dollar at October 1997 versus 1996; the decrease in fiscal 1996 is the result of tax audits on years prior to the acquisition of ORSTA Hydraulik. At October 31, 1997, the Company also had unused foreign tax credit carryovers of approximately $3,257,000 of which $314,000 will expire in 1998, $1,603,000 in 1999, and the balance will expire in the year 2001.

     Tax benefits from operating loss carryforwards relate to the ORSTA Hydraulik operations acquired in 1994 which are available indefinitely.

NOTE G - QUARTERLY FINANCIAL DATA (unaudited)

     Selected quarterly financial data for each quarter in fiscal year 1997 and 1996 is as follows:

     1997                                              First         Second      Third      Fourth        Total
------------------------------------------------------------------------------------------------------------------
                                                                (in thousands, except per-share amounts)

Net sales....................................... $   116,716   $   129,892  $   137,051   $  142,965   $   526,624
Gross profit....................................      28,313        33,524       36,542       40,905       139,284
Net income .....................................       2,952         5,740        7,701       10,398        26,791
Earnings per share:
   Primary...................................... $      0.17   $      0.37  $      0.50   $     0.68   $      1.72
   Fully diluted................................        0.17          0.33         0.44         0.59          1.51
Dividends per common share......................       0.135         0.135        0.135        0.135         0.540



     1996                                               First        Second      Third       Fourth       Total
------------------------------------------------------------------------------------------------------------------
                                                                (in thousands, except per-share amounts)

Net sales....................................... $   106,962   $   112,227  $   121,009   $  125,011   $   465,209
Gross profit....................................      26,853        28,960       32,299       36,104       124,216
Income from continuing operations
   before extraordinary items...................       3,402         4,392        3,199        4,363        15,356
Income from discontinued operations.............       1,851         3,251          630          351         6,083
Extraordinary items.............................           0             0            0       (4,044)       (4,044)
Net income .....................................       5,253         7,643        3,829          670        17,395
Earnings per share:
   Primary:
     Income from continuing operations
        before extraordinary items.............. $      0.18   $      0.25  $      0.17   $     0.28   $      0.87
     Income from discontinued operations........        0.12          0.21         0.05         0.02          0.40
     Extraordinary items .......................        0.00          0.00         0.00        (0.29)        (0.26)
     Net income.................................        0.30          0.46         0.22         0.01          1.01
   Fully diluted:
     Income from continuing operations
        before extraordinary items..............        0.18          0.24         0.17         0.26          0.83
     Income from discontinued operations........        0.11          0.19         0.04         0.02          0.36
     Extraordinary items .......................        0.00          0.00         0.00        (0.25)        (0.24)
     Net income.................................        0.29          0.43         0.21         0.01          0.95
Dividends per common share .....................       0.135         0.135        0.135        0.135         0.540


      The Company received fees from the transfer of Astron Building Systems marketing and manufacturing rights to a new Korean licensee. The fees increased net income by $735,000 or $0.04 per share in the second quarter of 1997.

      The Company incurred charges of $3,637,000 or $.21 per share during the third quarter of 1996 and $3,452,000 or $.21 per share (net of tax) during the fourth quarter to successfully defend itself against a hostile takeover attempt and to further reorganize the remaining core business of the Company following the September 10, 1996 spin-off of CUNO. The Company also recorded extraordinary charges of $4,044,000 or $.24 per share in the fourth quarter of 1996 for losses associated with early retirement of debt.

      Gains on the sale of assets were recorded during the 1996 fiscal year, principally related to assets located in Germany and the United Kingdom. After tax gains were as follows:

                  First quarter.............$241,000 or $0.01 per share;
                  Second quarter............$320,000 or $0.02 per share and
                  Third quarter.............$906,000 or $0.05 per share of fiscal 1996

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


                                        1997           1996           1995
                                        ----           ----           ----
                                                 (in thousands)

        Research and development       $ 6,984        $ 5,897        $ 5,966
        Engineering ............        12,566         12,885         11,885
                                       -------        -------        -------
                                       $19,550        $18,782        $17,851
                                       =======        =======        =======

        Percent of net sales ...           3.7%           4.0%           3.9%
                                       =======        =======        =======


NOTE I - SEGMENT REPORTING

     The Company is engaged in the design, manufacture and sale of products in two segments: the Hydraulic Systems consist of gear pumps and motors, control valves and telescopic cylinders which are sold primarily to original equipment manufacturers and to independent distributors. The Building Systems and Metal Products consist of two units: Metal Stampings which produce custom and standard metal stampings serving a variety of customers; Building Systems produces single and multi-story buildings that serve many industries.

     Operating income represents total revenue less total operating expenses. Identifiable assets are those assets used in the operations of each business segment or geographic area or which are allocated when used jointly. Corporate assets are principally cash and cash equivalents, and receivables from discontinued operations.

INDUSTRY SEGMENTS
(in thousands)                                               Building
                                                              Systems     Nonrecurring
                                                                And         Defense &
                                               Hydraulic       Metal     Reorganization
     1997                                       Systems      Products         Costs           Total
-----------------------------------------------------------------------------------------------------
Net sales ..............................       $353,043       $173,581       $      0        $526,624
Operating income .......................         26,863         21,905              0          48,768
Interest expense .......................                                                       10,493
Other income - net .....................                                                        2,043
Income from continuing operations before
   income taxes ........................                                                       40,318
Identifiable assets ....................        280,610         74,655              0         355,265
Corporate assets .......................                                                       29,533
Total assets ...........................                                                      384,798
Depreciation and amortization ..........         12,604          3,013              0          15,617
Capital expenditures ...................          9,907          1,792              0          11,699

     1996
-----------------------------------------------------------------------------------------------------
Net sales ..............................       $294,337       $170,872       $      0        $465,209
Operating income .......................         19,624         15,793         (8,202)         27,215
Interest expense .......................                                                        7,083
Other income - net .....................                                                        3,606
Income from continuing operations before
   income taxes and extraordinary items                                                        23,738
Identifiable assets ....................        213,790         79,596              0         293,386
Corporate assets .......................                                                       43,730
Total assets ...........................                                                      337,116
Depreciation and amortization ..........          9,241          2,935              0          12,176
Capital expenditures ...................         13,851          3,861              0          17,712

     1995
-----------------------------------------------------------------------------------------------------
Net sales ..............................       $285,679       $173,458       $      0        $459,137
Operating income .......................         24,308         10,037              0          34,345
Interest expense .......................                                                        6,238
Other income - net .....................                                                        2,272
Income from continuing operations before
   income taxes ........................                                                       30,379
Identifiable assets ....................        194,746         88,569              0         283,315
Corporate assets .......................                                                      119,364
Total assets ...........................                                                      402,679
Depreciation and amortization ..........          7,932          3,088              0          11,020
Capital expenditures ...................         28,110          3,599              0          31,709

     In the following table, data in the column labeled "Europe" pertains to subsidiaries operating within the European Economic Community. Data for all remaining overseas subsidiaries is shown in the column marked "Other."

GEOGRAPHIC AREA
(in thousands)
                                                                                  Eliminations
                                                                                      and
                                          United                                   Corporate
     1997                                 States        Europe         Other         Items     Consolidated
------------------------------------------------------------------------------------------------------------
Sales to customers..................  $   291,453    $   210,212    $    24,959                  $   526,624
Inter-area sales....................        7,837         16,088          1,058   $    24,983
                                      ----------------------------------------------------------------------
Total sales.........................      299,290        226,300         26,017        24,983        526,624
Operating income....................       32,984         10,707          5,077             0         48,768
Identifiable assets.................      160,452        185,252          9,561             0        355,265

     1996
------------------------------------------------------------------------------------------------------------
Sales to customers..................  $   252,414    $   190,919    $    21,876                  $   465,209
Inter-area sales....................        6,855          6,826            918   $    14,599
                                      ----------------------------------------------------------------------
Total sales.........................      259,269        197,745         22,794        14,599        465,209
Operating income....................       28,501          5,503          1,413         8,202         27,215
Identifiable assets.................      150,795        133,661          8,930             0        293,386

     1995
------------------------------------------------------------------------------------------------------------
Sales to customers..................  $   254,533    $   180,335    $    24,269                  $   459,137
Inter-area sales....................        9,803          5,465          1,326   $    16,594
                                      ----------------------------------------------------------------------
Total sales.........................      264,336        185,800         25,595        16,594        459,137
Operating income....................       29,193          3,222          1,930             0         34,345
Identifiable assets.................      126,864        146,318         10,133             0        283,315


     Net assets of foreign subsidiaries at October 31, 1997 and 1996 were $80,205,000 and $85,708,000, respectively, of which net current assets were $43,973,000 and $50,517,000, also respectively.


NOTE J - FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments:

     Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate fair value.

     Long and short-term debt: The carrying amounts of the Company's borrowings under its short-term and long-term revolving credit agreements approximate their fair value. The fair values of the long-term debt are estimated using discounted cash flow analysis, based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

     Foreign currency exchange contracts: The Company utilizes foreign currency exchange contracts to minimize the impact of currency fluctuations on transactions. At October 31, 1997 and 1996, the Company held contracts for $23,482,000 and $2,100,000, respectively, with fair values of $23,468,000 and $2,051,000, also respectively. The fair values of these foreign currency exchange contracts are estimated based on quoted exchange rates at October 31, 1997 and 1996.

     The carrying amounts and fair values of the Company's financial instruments at October 31 are as follows:

                                                       1997                         1996
                                              ---------------------         ---------------------
                                              Carrying        Fair          Carrying        Fair
                                               Amount         Value          Amount         Value
                                               ------         -----          ------         -----
                                                                  (in thousands)
       Cash and cash equivalents ......       $ 27,630       $ 27,630       $ 27,552       $ 27,552
       Short-term debt ................            140            140          2,745          2,745

       Long-term debt:
         Senior unsecured notes .......       $ 60,000       $ 62,201       $      0       $      0
         Revolving credit and term loan         45,855         45,855         91,000         91,000
         Industrial revenue loans .....          1,020          1,039          1,315          1,340
         Other ........................          9,088          8,912          1,805          1,662
                                              --------       --------       --------       --------
                                              $115,963       $118,007       $ 94,120       $ 94,002
                                              ========       ========       ========       ========


      From time to time, the Company and its foreign subsidiaries make loans among affiliates of the consolidated group. Generally, these loans are made when the Company can borrow at lower interest rate spreads than is available to the borrowing affiliate in its local market. Foreign currency forward contracts are used to hedge the lending affiliate's receipt of principal and interest due from the loans. The forward contracts are an effective hedge against fluctuations in the value of the foreign currency.

NOTE K - ACQUISITIONS

      The acquisitions described below have been accounted for as purchase transactions and, therefore, the accounts of each have been included in the accompanying financial statements since their respective acquisition date.

Ultra Hydraulics Limited
------------------------

      On November 18, 1996, the Company reported it acquired all of the outstanding common stock of Ultra Hydraulics Limited ("Ultra") for approximately $39,400,000 through its wholly-owned subsidiary, Commercial Intertech Limited, located in the United Kingdom. Ultra Hydraulics is headquartered near Gloucester, England and employs more than 300 men and women in the United Kingdom and the United States.

      Ultra serves the mobile equipment market primarily in the United Kingdom, Europe, the United States and the Far East. Major customers include manufacturers of material handling, turf care, construction, transportation and compaction equipment. Ultra's products complement and extend the range of pumps, motors and valves now offered by Commercial Intertech.

Component Engineering Company
-----------------------------

      Effective June 28, 1996, the Company acquired the assets of Component Engineering Company, a manufacturer of cartridge-type hydraulic valves based in Chanhassen, Minnesota.

Hall F&D Head Company
---------------------

      Effective January 31, 1995, the Company acquired the assets of Hall F&D Head Company, a producer of medium and large-diameter bump and spun metal products, located in Saginaw, Texas.

      Pro forma financial results for the above acquisitions are not provided herein because the impact of sales and net earnings on consolidated amounts are immaterial in each case.

ORSTA Hydraulik
---------------

      During fiscal 1994, the Company acquired the stock of Sachsenhydraulik Chemnitz GmbH and its wholly owned subsidiary (Hydraulik Rochlitz GmbH), which are known as ORSTA Hydraulik. The stock was acquired from the Treuhandanstalt, the regulatory agency of the Federal Republic of Germany responsible for the privatization of the former East German state-owned enterprises. Under terms of the acquisition, the Company tendered no financial consideration but received, in addition to the net business assets of the two companies, cash contributions to fund pre-existing capital investment programs and to cover estimated operating losses over a period of two years (May 1994 through April 1996).

      The Company agreed to the following obligations and guarantees with respect to the operations:

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

         The Company received a two-year extension of the operating subsidies during the first quarter of 1997 from the German government. The Company expects operating subsidies of approximately $1.9 million in 1998.

         ORSTA Hydraulik income statement for the years ended October 31, 1997, 1996 and 1995 follows:

                                                     1997            1996            1995
                                                ------------------------------------------
                                                                (in thousands)

         Sales   .............................. $    34,650     $    38,181    $    35,846
         Cost of products sold.................      34,956          40,165         41,918
         Less:  Subsidies......................      (2,702)         (3,634)       (16,095)
                                                ------------------------------------------

         Total cost of products sold...........      32,254          36,531         25,823
                                                ------------------------------------------

         Gross profit..........................       2,396           1,650         10,023

         Selling, administrative and
             general expense...................       7,754           9,443         12,234
                                                ------------------------------------------

         Operating loss........................ $     5,358     $     7,793    $     2,211
                                                ==========================================


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

Series B ESOP Convertible Preferred Stock
-----------------------------------------

         During 1990, the Company established two leveraged employee stock ownership plans (the "ESOPs") and sold to the ESOPs 1,074,107 shares of a newly created cumulative ESOP Convertible Preferred Stock Series B (the Series B) for a total of $24,973,000. During fiscal year 1997, the Company combined the two ESOPs into one plan. The ESOP currently covers most domestic employees. The remaining Series B shares are convertible into 2,849,092 shares of common stock at any time (3.023 shares of common stock for each Series B share), subject to anti-dilution adjustments. The Series B shares are entitled to one vote per share and will vote together with the common stock as a single class. The Series B shares are held by a trustee which votes the allocated shares as directed by Plan participants. The ESOP trust agreement provides that unallocated shares held by the trustee are to be voted in the same proportion as are the allocated shares. Annual dividends are $1.97625 per share. The ESOP has borrowed to purchase the Series B shares, and the Company guaranteed the repayment of the remaining outstanding balance of that loan. In 1996, the notes were purchased by the Company.

         The Company paid to the ESOPs $1,911,000 in 1997 ($2,061,000 in 1996 and $2,084,000 in 1995) in preferred stock dividends, and accrued or paid an additional $1,192,000 ($1,907,000 in 1996 and $1,787,000 in 1995) in Company
match of employees' contributions to the Plan and to cover amounts sufficient to meet the debt service. These expenses were determined on the shares allocated method. In turn, the ESOPs made debt service payments of $2,360,000 in 1997 ($2,362,000 in 1996 and $2,364,000 in 1995) primarily for interest charges.

         The number of ESOP shares outstanding at October 31 are as follows:

                                              1997      1996
                                              ----      ----
                                                (in thousands)

       Allocated shares ..............         240         283
       Committed-to-be-released shares          54          54
       Suspense shares ...............         649         703
                                             -----       -----
          Total ESOP Shares ..........         943       1,040
                                             =====       =====

Report of Ernst & Young LLP, Independent Auditors





Shareholders and Board of Directors
Commercial Intertech Corp.
Youngstown, Ohio

We have audited the accompanying consolidated balance sheets of Commercial Intertech Corp. and subsidiaries as of October 31, 1997 and 1996, and the related statements of consolidated income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commercial Intertech Corp. and subsidiaries at October 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                             /s/Ernst & Young LLP

Cleveland, Ohio
December 8, 1997

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III
                                    --------


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Regarding the directors of the Registrant, reference is made to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement filed January 21, 1998, which information is incorporated herein by reference.

     The principal executive officers of the Company and their recent business experience are as follows:

             Name                                 Office Held                                 Age
             ----                                 -----------                                 ---

     Paul J. Powers                 Chairman of the Board of Directors,                        62
                                        President and Chief Executive Officer

     Steven J. Hewitt               Senior Vice President and Chief Financial Officer          48

     Bruce C. Wheatley              Senior Vice President-Administration                       56

     Robert A. Calcagni             Group Vice President-Building Systems and                  57
                                        Metal Products

     John Gilchrist                 Group Vice President-Hydraulic Systems                     52

     Gilbert M. Manchester          Vice President and General Counsel                         53

     Kenneth E. Stumbaugh           Controller                                                 51



     None of the executive officers are related and they are each elected from year to year or until their successors are duly elected and qualified.

     All of the executive officers have been continuously employed by the Company for more than five years.


ITEM 11.     EXECUTIVE COMPENSATION

     Reference is made to the information set forth under the caption "Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's definitive Proxy Statement filed January 21, 1998, which information is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT

     Reference is made to the information contained under the captions "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement filed January 21, 1998, which information is incorporated herein by reference.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information contained under the caption "Compensation of Directors" in the Company's definitive Proxy Statement filed January 21, 1998, which information is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K

     (a) Documents filed as part of this report:

         (1) The following consolidated financial statements of Commercial Intertech Corp. and Subsidiaries are included in Item 8:

                                                                                              Page Number
                                                                                             In This Report
                                                                                             --------------

              Statements of Consolidated Income - Years ended
                    October 31, 1997, 1996 and 1995.........................................        20

              Consolidated Balance Sheets as of October 31, 1997
                    and 1996................................................................     21 and 22

              Statements of Consolidated Shareholders' Equity -
                    Years ended October 31, 1997, 1996 and 1995.............................        23

              Statements of Consolidated Cash Flows - Years ended
                    October 31, 1997, 1996 and 1995.........................................        24

              Notes to Consolidated Financial Statements....................................      25 - 48

              Report of Independent Auditors................................................        49


         (2)  The following consolidated financial statement schedule of Commercial Intertech Corp. and
              Subsidiaries is included in Item 14(d):

              Schedule II - Valuation and Qualifying Accounts ..............................        S-1

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K (Continued)

         (3)   Exhibits

               3.1      Articles of Incorporation Filed as of April 17, 1992, incorporated by reference to
                        Exhibit 3 filed with Registrant's Annual Report on Form 10-K for the year ended
                        October 31, 1992

               3.2      Code of Regulations of Commercial Intertech Corp. as amended through March 26, 1997
                        (filed herewith)

            * 10.18     Employment Agreement - Paul J. Powers dated July 27, 1994, incorporated by reference to Exhibit 10.18 filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1994

            * 10.19     Termination and Change of Control Agreement - Paul J. Powers dated October 1,
                        1996, incorporated by reference to Exhibit 10.19 filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1996

            * 10.20     Termination and Change of Control Agreement - Bruce C. Wheatley dated October 1,
                        1996, incorporated by reference to Exhibit 10.20 filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1996

            * 10.21     Termination and Change of Control Agreement - Steven J. Hewitt dated December 1,
                        1996, incorporated by reference to Exhibit 10.21 filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1996

            * 10.22     Termination and Change of Control Agreement - John Gilchrist dated October 1,
                        1996, incorporated by reference to Exhibit 10.22 filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1996

            * 10.23     Termination and Change of Control Agreement - Robert A. Calcagni dated October
                        1, 1996, incorporated by reference to Exhibit 10.23 filed with Registrant's Annual
                        Report on Form 10-K for the year ended October 31, 1996

            * 10.24     Termination and Change of Control Agreement - Gilbert M. Manchester dated
                        October 1, 1996, incorporated by reference to Exhibit 10.24 filed with Registrant's
                        Annual Report on Form 10-K for the year ended October 31, 1996

            * 10.25     Termination and Change of Control Agreement - Kenneth E. Stumbaugh dated October
                        1, 1996, incorporated by reference to Exhibit 10.25 filed with Registrant's Annual
                        Report on Form 10-K for the year ended October 31, 1996

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K (Continued)

            10.26       Form of Distribution and Interim Service Agreement by and between CUNO Incorporated and Commercial Intertech Corp., incorporated by reference to Exhibit 10.4 filed with the Form 10 of CUNO Incorporated (as filed with Amendment No. 2 thereto dated August
                        20, 1996) (File No. 0-21109)

            10.27       Form of Tax Sharing Agreement by and between CUNO Incorporated and Commercial
                        Intertech Corp., incorporated by reference to Exhibit 10.5 filed with the Form 10 of
                        CUNO Incorporated (as filed with Amendment No. 2 thereto dated August 20, 1996) (File
                        No. 0-21109)

            10.28       Form of Employee Benefits and Compensation Allocation Agreement by and between CUNO
                        Incorporated and Commercial Intertech Corp., incorporated by reference to Exhibit 10.6 filed with the Form 10 of CUNO Incorporated (as filed with Amendment No. 2 thereto dated August 20, 1996) (File No. 0-21109)

            10.29       Credit Agreement by and among Commercial Intertech Corp. and Commercial Intertech
                        Holdings Limited, as borrowers, and the banks party thereto and Mellon Bank, N.A., as agent, dated October 31, 1996 (filed herewith)

            10.30       Commercial Intertech Corp. Note Purchase Agreement dated as of June 30, 1997 (filed herewith)

          * 10.31       Commercial Shearing, Inc. Stock Option and Award Plan of 1985 incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 2-62512 on Form S-8

          * 10.32       Non-Qualified Stock Purchase Plan of Commercial Intertech Corp. incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 33-25795 on Form S-8

          * 10.33       Commercial Intertech Corp. Stock Option and Award Plan of 1989 incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 33-29980 on Form S-8

            10.34       Commercial Intertech Corp. Retirement Stock Ownership and Savings Plan incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 33-43907 on Form S-8

          * 10.35       Commercial Intertech Corp. Stock Option and Award Plan of 1993 incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 33-52443 on Form S-8

          * 10.36       Commercial Intertech Corp. Stock Option and Award Plan of 1995 incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 33-61453 on Form S-8

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K (Continued)

          * 10.37       Commercial Intertech Corp. Non-Employee Directors' Stock Plan incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-28903 on Form S-8

          * 10.38       Commercial Intertech Corp. Non-Employee Directors' Performance Share Plan
                        incorporated by reference to Exhibit 4.1 filed with Registration Statement No.
                        333-41551 on Form S-8

          * 10.39       Commercial Intertech Corp. Nonqualified Deferred Compensation Plan for Paul J.
                        Powers, as amended and restated effective January 1, 1996 (filed herewith)

          * 10.40       Commercial Intertech Corp. Nonqualified Deferred Compensation Plan for Bruce C.
                        Wheatley, as amended and restated effective January 1, 1996 (filed herewith)

          * 10.41       First Amendment to the Commercial Intertech Corp. Nonqualified Deferred
                        Compensation Plan for Bruce C. Wheatley, as amended and restated effective as of
                        January 1, 1996 (filed herewith)

          * 10.42       Commercial Intertech Corp. Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 1996 (filed herewith)

          * 10.43       First Amendment to the Commercial Intertech Supplemental Executive Retirement
                        Plan, as amended and restated effective as of January 1, 1996 (filed herewith)

            11          Statement re: Computation of Per Share Earnings (filed herewith)

            21          Subsidiaries of the Registrant (filed herewith)

            23          Consent of Independent Auditors (filed herewith)

            27          Financial Data Schedule (filed herewith)


* Denotes management contracts and compensatory plans and arrangements required to be identified by Item 14(a)(3).

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c) The Company hereby files as exhibits to this Form 10-K the exhibits set forth in Item 14(a)(3) hereof which are not incorporated by reference.

(d) The Company hereby files as financial statement schedules to this Form 10-K the financial statement schedules set forth in Item 14(a)(2) hereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of January, 1998.

                           COMMERCIAL INTERTECH CORP.
                                  (Registrant)


 /s/ Paul J. Powers                                   /s/ Steven J. Hewitt
-----------------------------------------     ----------------------------------
Paul J. Powers                                      Steven J. Hewitt
Chairman of the Board of Directors,                 Senior Vice President and
President and Principal Executive Officer           Principal Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



           Name                                       Title                          Date
           ----                                       -----                          ----


 /s/ William J. Bresnahan
-----------------------------------------
William J. Bresnahan                                 Director                    January 28, 1998

 /s/ Charles B. Cushwa III
-----------------------------------------
Charles B. Cushwa III                                Director                    January 28, 1998

 /s/ William W. Cushwa
-----------------------------------------
William W. Cushwa                                    Director                    January 28, 1998

 /s/ John M. Galvin
-----------------------------------------
John M. Galvin                                       Director                    January 28, 1998

 /s/ Richard J. Hill
-----------------------------------------
Richard J. Hill                                      Director                    January 28, 1998

 /s/ Neil D. Humphrey
-----------------------------------------
Neil D. Humphrey                                     Director                    January 28, 1998

 /s/ William E. Kassling
-----------------------------------------
William E. Kassling                                  Director                    January 28, 1998

 /s/ Gerald C. McDonough
-----------------------------------------
Gerald C. McDonough                                  Director                    January 28, 1998

 /s/ C. Edward Midgley
-----------------------------------------
C. Edward Midgley                                    Director                    January 28, 1998

 /s/ George M. Smart
-----------------------------------------
George M. Smart                                      Director                    January 28, 1998

 /s/ Don E. Tucker
-----------------------------------------
Don E. Tucker                                        Director                    January 28, 1998

                                              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                                 COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                                                 YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                                                               (in thousands)

==================================================================================================================================
                     COLUMN A                         COLUMN B             COLUMN C                   COLUMN D         COLUMN E
-------------------------------------------------------------------------------------------------------------------------------
                                                      Balance at                                                       Balance at
                    Description                       Beginning           ADDITIONS                  Deductions         End of
                                                      of Period                                                         Period
                                                                  ---------------------------
                                                                  Charged to        Charged to
                                                                   Costs and         Other
                                                                   Expenses         Accounts-
                                                                                    Describe
==================================================================================================================================

Year ended October 31, 1997
   Deducted from asset accounts:
   Allowance for doubtful accounts
      receivable....................................    $  1,724     $1,607         $    105 (B)      $    980 (A)      $  2,456
                                                        ========     ======         ========          ========          ========

   Valuation allowance for deferred                                                                   $  1,644 (C)
      income tax assets.............................    $ 54,047     $    0         $      0          $  4,517 (F)      $ 47,886
                                                        ========     ======         ========          ========          ========

Year ended October 31, 1996
   Deducted from asset accounts:
   Allowance for doubtful accounts
      receivable....................................    $  2,306     $  850         $      0          $  1,432 (A)      $  1,724
                                                        ========     ======         ========          ========          ========

   Valuation allowance for deferred                                                                     10,068 (D)
      income tax assets.............................    $ 65,037     $    0         $      0          $    922 (C)      $ 54,047
                                                        ========     ======         ========          ========          ========

Year ended October 31, 1995
   Deducted from asset accounts:
   Allowance for doubtful accounts
      receivable....................................    $  2,016     $  745         $      0          $    455 (A)      $  2,306
                                                        ========     ======         ========          ========          ========

   Valuation allowance for deferred
      income tax assets.............................    $ 55,308     $    0         $ 12,708 (E)      $  2,979 (C)      $ 65,037
                                                        ========     ======         ========          ========          ========

(A)    Uncollectible accounts written off.
(B)    Represents beginning balance acquired with Ultra Hydraulics Limited acquisition.
(C)    Net operating loss carryforwards utilized or expired.
(D)    Decrease due to German Tax Audits
(E)    Increase in net operating loss carryforwards for the year.
(F)    Primarily represents impact of foreign currency translation.


                           Commercial Intertech Corp.
                        Index To Exhibits Filed Herewith



        Exhibit No.                            Description
        -----------                            -----------

           3.2 Code of Regulations of Commercial Intertech Corp. (As amended through March 26, 1997)

           10.29 Credit Agreement by and among Commercial Intertech Corp. and Commercial Intertech Holdings Limited, as borrowers, and the banks party hereto and Mellon Bank, N.A., as agent, dated October 31, 1996

           10.30 Commercial Intertech Corp. Note Purchase Agreement dated as of June 30, 1997

           10.39 Commercial Intertech Corp. Nonqualified Deferred Compensation Plan for Paul J. Powers, as amended and restated effective January 1, 1996

           10.40 Commercial Intertech Corp. Nonqualified Deferred Compensation Plan for Bruce C. Wheatley, as amended and restated effective January 1, 1996

           10.41 First Amendment to the Commercial Intertech Corp. Nonqualified Deferred Compensation Plan for Bruce C. Wheatley, as amended and restated effective as of January 1, 1996

           10.42 Commercial Intertech Corp. Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 1996

           10.43 First Amendment to the Commercial Intertech Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 1996

           11         Statement re: Computation of Per Share Earnings

           21         Subsidiaries of the Registrant

           23         Consent of Independent Auditors

           27         Financial Data Schedule