Form 10-Q
period 1998-01-31
COMMERCIAL INTERTECH CORP
filed 1998-03-05
CIK 22470

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                        For period ended January 31, 1998

                          Commission file number 0-588




                           COMMERCIAL INTERTECH CORP.
             (Exact name of registrant as specified in its charter)


             Ohio                                               34-0159880
---------------------------------                           --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

1775 Logan Avenue, Youngstown, Ohio                             44501-0239
------------------------------------                         -------------------
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

        Common Stock, $1 Par Value--14,085,328 shares as of March 2, 1998

                                      INDEX

                           COMMERCIAL INTERTECH CORP.

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)


         Consolidated Condensed Statements of Income - Three Months Ended
         January 31, 1998 and 1997.............................................3

         Consolidated Condensed Balance Sheets -
         January 31, 1998 and October 31, 1997.................................4

         Statements of Consolidated Condensed Cash Flows - Three Months Ended
         January 31, 1998 and 1997.............................................5

         Notes to Consolidated Condensed Financial Statements -
         January 31, 1998......................................................6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................12


SIGNATURE.....................................................................13

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)


                                                                Three Months Ended
(Thousands of dollars, except per share data)                      January 31,
                                                          ---------------------------
                                                             1998              1997
                                                          ---------         ---------

Net sales .............................................   $ 128,530         $ 116,716

Less costs and expenses:
    Cost of products sold .............................      97,804            88,403
    Selling, administrative and general expenses ......      21,753            22,744
                                                          ---------         ---------
                                                            119,557           111,147
                                                          ---------         ---------

Operating income ......................................       8,973             5,569

Nonoperating income (expense):
    Interest income ...................................         154               201
    Interest expense ..................................      (2,533)           (2,635)
    Foreign currency gains (losses) ...................        (175)              494
    Other .............................................         (47)              534
                                                          ---------         ---------
                                                             (2,601)           (1,406)
                                                          ---------         ---------

Income before income taxes ............................       6,372             4,163
Income taxes ..........................................       2,464             1,211
                                                          ---------         ---------
Net income ............................................   $   3,908         $   2,952
                                                          =========         =========

Preferred stock dividends .............................        (465)             (514)
                                                          ---------         ---------
Net income applicable to common stock .................   $   3,443         $   2,438
                                                          =========         =========

Earnings per share of common stock:
   Net income:
    Basic .............................................   $    0.25         $    0.18
    Diluted ...........................................   $    0.22         $    0.17

Dividends per common share ............................   $   0.135         $   0.135



See notes to consolidated condensed financial statements.

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)


(Thousands of dollars)                                                                  January 31,      October 31,
                                                                                           1998             1997
                                                                                        ---------         ---------
ASSETS
------
    CURRENT ASSETS:
        Cash and cash equivalents ..............................................        $  12,171         $  27,630
        Accounts receivable, less allowance (1998 - $2,917; 1997 - $2,456) .....           81,241            81,886
        Inventories ............................................................           61,914            60,944
        Deferred income tax benefits ...........................................           14,893            15,281
        Prepaid expenses and other current assets ..............................            4,262             4,255
                                                                                        ---------         ---------
                                                    TOTAL CURRENT ASSETS .......          174,481           189,996

    PROPERTY, PLANT AND EQUIPMENT ..............................................          217,167           216,030
        Less allowance for depreciation ........................................          115,132           112,604
                                                                                        ---------         ---------
                                                                                          102,035           103,426
    NONCURRENT ASSETS:
        Intangible assets ......................................................           43,304            44,460
        Pension assets .........................................................           43,426            42,961
        Other assets ...........................................................            3,134             3,955
                                                                                        ---------         ---------
                                              TOTAL NONCURRENT ASSETS ..........        $  89,864            91,376
                                                                                        ---------         ---------
                                                           TOTAL ASSETS.........        $ 366,380         $ 384,798
                                                                                        =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
    CURRENT LIABILITIES:
        Bank loans .............................................................        $   3,957         $     140
        Accounts payable .......................................................           44,422            52,382
        Accrued expenses .......................................................           46,582            56,525
        Accrued income taxes ...................................................           10,297            11,085
        Dividends payable ......................................................            2,453             2,592
        Current portion of long-term debt ......................................            3,248             4,621
                                                                                        ---------         ---------
                                              TOTAL CURRENT LIABILITIES ........          110,959           127,345

    NONCURRENT LIABILITIES:
        Long-term debt .........................................................          111,755           111,342
        Deferred income taxes ..................................................           18,380            18,274
        Postretirement benefits ................................................           24,947            25,007
                                                                                        ---------         ---------
                                        TOTAL NONCURRENT LIABILITIES ...........          155,082           154,623

    SHAREHOLDERS' EQUITY:
        Preferred stock, no par value:
             Authorized:  10,000,000 shares
             Series A participating preferred shares ...........................                0                 0
             Series B ESOP convertible preferred shares
                 Issued:  1998 - 942,552 shares; 1997 - 942,552 shares .........           21,914            21,914
        Common stock, $1 par value:
             Authorized:  30,000,000 shares
                 Issued: 1998 - 14,087,916 shares (excluding 1,929,433 in
                         treasury); 1997 - 14,125,175  shares (excluding
                         1,945,995 in treasury) ................................           14,088            14,125
        Capital surplus ........................................................            3,910             5,264
        Retained earnings ......................................................           87,606            85,884
        Deferred compensation ..................................................          (15,079)          (16,337)
        Translation adjustment .................................................          (12,100)           (8,020)
                                                                                        ---------         ---------
                                         TOTAL SHAREHOLDERS' EQUITY ............          100,339           102,830
                                                                                        ---------         ---------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................        $ 366,380         $ 384,798
                                                                                        =========         =========

See notes to consolidated condensed financial statements.

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
           STATEMENTS OF CONSOLIDATED CONDENSED CASH FLOWS (unaudited)


                                                                                    Three Months Ended
(Thousands of dollars)                                                                  January 31,
                                                                                 -------------------------
                                                                                   1998             1997
                                                                                 --------         --------
OPERATING ACTIVITIES:
    Net income ..........................................................        $  3,908         $  2,952
    Adjustments to reconcile net income to net cash (used) provided by operating activities:
          Provision for depreciation and amortization ...................           3,953            3,532
          Amortization of deferred credit ...............................            (361)            (414)
          Postretirement benefit ........................................             121               97
          Pension plan credits ..........................................            (810)            (684)
          Change in deferred income taxes ...............................             565              582
          Change in current assets and liabilities:
              (Increase) decrease in accounts receivable ................          (1,167)           4,966
              (Increase) in inventories .................................          (2,481)            (122)
              (Increase) in prepaid expenses and other current assets ...            (121)          (1,862)
              Decrease in receivable from discontinued operations .......               0            3,661
              (Decrease) in accounts payable and accrued expenses .......         (15,422)         (12,102)
              (Decrease) in accrued income taxes ........................            (457)            (480)
                                                                                 --------         --------
                         Net cash (used) provided by operating activities         (12,272)             126

INVESTING ACTIVITIES:
    Proceeds from sale of fixed assets ..................................              18              739
    Business acquisition ................................................               0          (39,359)
    Investment in intangibles ...........................................               0             (644)
    Capital expenditures ................................................          (3,971)          (2,041)
                                                                                 --------         --------
                         Net cash (used) by investing activities ........          (3,953)         (41,305)

FINANCING ACTIVITIES:
    Proceeds from long-term debt ........................................           3,824           57,814
    Principal payments on long-term debt ................................          (3,639)         (12,656)
    Net borrowings under bank loan agreements ...........................           3,930           (4,784)
    Proceeds from reserve contracts .....................................             325                0
    Conversion of other assets ..........................................            (225)          (1,409)
    Dividends from discontinued operations ..............................               0            2,425
    Dividends paid ......................................................          (2,442)          (2,338)
                                                                                 --------         --------
                         Net cash provided by financing activities ......           1,773           39,052

Effect of exchange rate changes on cash .................................          (1,007)          (2,210)
                                                                                 --------         --------
Net (decrease) in cash and cash equivalents .............................         (15,459)          (4,337)

Cash and cash equivalents at beginning of period ........................          27,630           27,552
                                                                                 --------         --------
Cash and cash equivalents at end of period ..............................        $ 12,171         $ 23,215
                                                                                 ========         ========

Supplemental disclosures:
    Cash paid during the period for:
       Interest .........................................................        $  3,356         $  2,894
       Income taxes .....................................................           2,355            1,109


See notes to consolidated condensed financial statements.

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                January 31, 1998

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited consolidated condensed financial statements of Commercial Intertech Corp. and Subsidiaries (the "Company" or "Commercial Intertech") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial Intertech Corp. and Subsidiaries' annual report on Form 10-K for the year ended October 31, 1997. Operating results for the three-month period ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998.

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share." Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to Statement No.128 requirements.

    Effective November 1, 1997, the Company adopted American Institute of Certified Public Accountants Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." The SOP does not change existing accounting rules, but clarifies how existing authoritative guidance on loss contingencies should be applied in determining environmental liabilities. The adoption of the SOP did not have a material impact on the Company's operations.

    Effective for the quarter ended January 31, 1998, the Company changed its foreign currency translation procedures for its Brazilian operations reflecting a change in its economy to a non-hyperinflationary status. The change did not substantially impact the Company's financial statements.

NOTE B - PER SHARE DATA

    The computation of basic and diluted earnings per share is shown below:


                                                                                  Three Months Ended
                                                                                       January 31,
                                                                                ------------------------
                                                                                 1998             1997
                                                                                ------           ------
                                                                        (in thousands, except per share data)
Numerator:
Net income...................................................................   $3,908           $2,952
Series B preferred stock dividends...........................................     (465)            (514)
                                                                                ------           ------
Numerator for basic earnings per share - net income applicable to
    common stock ............................................................    3,443            2,438
Effect of dilutive securities - Series B preferred stock dividends and
    adjustments resulting from assumed conversion ...........................      384              425
                                                                                ------           ------
Numerator for diluted earnings per share - net income applicable to
    common stock after assumed conversion ...................................   $3,827           $2,863
                                                                                ======           ======

Denominator:
Denominator for basic earnings per share - weighted average shares
    outstanding .............................................................   13,743           13,272
Effect of dilutive securities:
    Series B convertible preferred stock ....................................    2,849            3,143
    Assumed issuance of stock under stock option and award plans
       based on treasury stock method .......................................      511              354
                                                                                ------           ------
Denominator for diluted earnings per share - weighted average shares
    outstanding and impact of dilutive securities ...........................   17,103           16,769
                                                                                ======           ======

Basic earnings per share ....................................................    $0.25            $0.18
                                                                                ======           ======

Diluted earnings per share ..................................................    $0.22            $0.17
                                                                                ======           ======


    Options to purchase 140,000 shares of common stock at $18.94 were outstanding during the period ended January 31, 1998 but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE C - INVENTORIES

    Inventories consisted of the following:


                                                       January 31,      October 31,
                                                         1998             1997
                                                       --------         --------
                                                             (in thousands)

            Raw materials .....................        $ 22,751         $ 20,899
            Work-in-process ...................          29,531           30,161
            Finished goods ....................           9,632            9,884
                                                       --------         --------
                                                       $ 61,914         $ 60,944
                                                       ========         ========


NOTE D - SEGMENT REPORTING

    The Company is engaged in the design, manufacture and sale of products in two segments:


                                                          Three Months Ended
                                                              January 31,
                                                       --------------------------
                                                         1998             1997
                                                       --------         --------
                                                             (in thousands)

            Hydraulic Systems
                Net sales .....................        $ 89,723         $ 78,207
                Operating income ..............           5,542            3,431
                   Percent to sales ...........             6.2%             4.4%

            Building Systems and Metal Products
                Net sales .....................        $ 38,807         $ 38,509
                Operating income ..............           3,431            2,138
                   Percent to sales ...........             8.8%             5.6%

            TOTAL
                Net sales .....................        $128,530         $116,716
                Operating income ..............           8,973            5,569
                   Percent to sales ...........             7.0%             4.8%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

First Quarter 1998 Compared With First Quarter 1997

            Quarterly net sales of $128,530,000 established a new first quarter record for the Company. Net sales during the current quarter increased by $11,814,000 which is 10 percent higher, 15 percent higher on a currency adjusted basis, than the first quarter of fiscal 1997. Revenues were higher in all product groups and geographical segments with particular strength experienced by the domestic Hydraulic Systems group. Net income increased to $3,908,000, which was 32 percent higher than the first quarter of fiscal 1997. The increase in 1998 primarily reflects the impact of increased sales and the results of a previously implemented program to reduce fixed costs.

            Net sales recorded by domestic operations totaled $74,874,000 during the current quarter which was $10,228,000 or 16 percent higher than net sales of the first quarter of the prior fiscal year. The domestic Hydraulics Systems group recorded net sales for the quarter of $59,738,000, a 19 percent increase over the first quarter of last year. The domestic Metal Products group recorded first quarter sales of $15,136,000 which represents a 6 percent increase over the same quarter last year.

            Net sales of foreign operations totaled $53,656,000 which was $1,586,000 or 3 percent higher than the first quarter of last year. Net sales of foreign operations would have been $5,232,000 or 10 percent higher if exchange rates remained unchanged for the period. The foreign Hydraulic Systems group reported shipments of $29,985,000, an 8 percent increase over the first quarter of last year. Sales of the Company's Astron Division located in Europe were relatively flat, although up by approximately 10 percent in the current quarter adjusted for the effects of exchange rate differences.

            Consolidated gross profit of $30,726,000 was $2,413,000 or 9 percent higher than the first quarter of fiscal 1997 which primarily reflects the impact of increased sales during the current quarter. Gross profit margins for the current period were flat compared with the first quarter of fiscal 1997.

            Selling, general and administrative expenses of $21,753,000 declined by $991,000 or 4 percent compared with the same quarter last year. Selling, general and administrative expenses also declined as a percent of sales to 17 percent in the current quarter from 19 percent of sales last year reflecting the impact of the Company's previously implemented program to reduce its cost structure.

            Operating income of $8,973,000 in the current quarter was $3,404,000 or 61 percent higher than the same quarter last year. Operating income of the Hydraulic Systems group of $5,542,000 was 62 percent higher than the same quarter last year as both domestic and foreign operations reported increased operating income. The Building Systems and Metal Products group recorded operating income of $3,431,000 which was 61 percent higher than operating income of the first quarter of last year primarily due to increased shipment levels and less severe weather and seasonal factors in the current quarter.

            During the first quarter of fiscal 1998, nonoperating expenses of $2,601,000 were $1,195,000 higher than the same quarter last year. Interest expense of $2,533,000 in the current quarter was $102,000 lower than the prior year primarily due to lower levels of debt in the current quarter compared with the first quarter of fiscal 1997. Foreign currency exchange and translation losses totaled $175,000 in the first quarter of fiscal 1998 compared with a gain of $494,000 in the first quarter of the prior year. In addition, nonoperating expenses for the first quarter of the prior fiscal year include gains on the disposal of fixed assets, principally in the United States.

            The Company's effective income tax rate of 39 percent during the first quarter of fiscal 1998 is higher than that of the same quarter last year primarily due to favorable adjustments in the tax provision last year.


LIQUIDITY AND CAPITAL RESOURCES

            The Company expects that sufficient financial resources, generated from both internal and external sources, will be available to meet operating needs, to meet scheduled debt repayments and to fund capital expenditure programs during the upcoming year. Cash and cash equivalents declined by $15,459,000 during the first quarter of fiscal 1998 and totaled $12,171,00 at period end. Cash used by operating activities during the current quarter was $12,272,000 compared with cash provided of $126,000 in the first quarter of last year. The decline is primarily attributable to changes in current assets and liabilities in the current quarter including increased accounts receivable and inventory and decreased accounts payable and accrued expenses. In addition, cash flows of the prior period benefitted from a decrease in receivable from discontinued operations.

            Cash used in investing activities was $3,953,000 in the first quarter of fiscal 1998 compared with $41,305,000 in the first quarter of last year which primarily reflects the use of cash totaling $39,359,000 to acquire the common stock of Ultra Hydraulics Limited in the prior year. Capital expenditures of $3,971,000 in the current quarter were $1,930,000 greater than capital expenditures for the same quarter last year.

            Cash provided by financing activities was $1,773,000 compared with cash provided of $39,052,000 last year. Cash provided by investing activities in the prior year's quarter primarily reflects the issuance of long-term debt to finance the acquisition of Ultra Hydraulics Limited.


BUSINESS OUTLOOK

            Incoming customer orders received of $158,493,000 during the first quarter of fiscal 1998 is an all-time Company record. Current period orders are 14 percent higher than orders received twelve months ago, parity adjusted. First quarter bookings of the Hydraulic Systems group totaled $112,965,000, a 20 percent increase above the level recorded during the same period last year. Bookings of $45,528,000 for the Building Systems and Metal Products group were slightly above the amount recorded in the first quarter of the prior year.

            The worldwide backlog of unshipped orders amount to $225,808,000 at January 31, 1998. The amount of unshipped orders is 16 percent higher than the balance at the end of fiscal 1997 and 29 percent higher than the ending order backlog twelve months ago, both adjusted for foreign currency exchange rate differences.

            Management believes the Company can sustain the momentum established over the last several quarters. Contributing to this positive view is the continued expansion of global economies, continued strength in the fundamentals associated with many industries which the Company serves, and the all-time record of incoming orders the Company established in the current quarter. The Company is installing additional manufacturing capacity to capitalize on this increased level of business and is taking aggressive steps to address underperforming operations in Germany. In addition, the previously implemented program to reduce fixed costs should continue to contribute to earnings growth.

            Tempering our optimism for the future is continued uncertainty surrounding the financial crisis in Asia. While the Company's direct exposure to this crisis is relatively minor, the greater risk lies in the diminishment of growth in the U.S. economy if the effects of the crisis begin to expand to domestic businesses. The impact of any such effect on the Company, its customers or its suppliers cannot be determined at this time. Furthermore, additional manufacturing capacity is not expected to be fully operational for certain key facilities until the second half of the year.


FORWARD-LOOKING INFORMATION

            Forward-looking statements contained in this Form 10-Q government filing are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These important factors include, without limitation, demand for the Company's products; the Company's ability to manufacture commercial quantities of its products on an efficient and cost effective basis; competition by rival developers of hydraulic systems and building systems and metal products; changes in technology; customer preferences; growth in the hydraulic systems and building systems and metal products industries; and general economic and business conditions. These important factors and other factors which could affect the Company's results are detailed in the Company's filings with the Securities and Exchange Commission and are included herein by reference. The Company assumes no obligation to update the information in this filing.

                           PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 11 - Statement re: Computation of Per Share Earnings (omitted - inapplicable)

            The information with respect to the computation of both basic and diluted earnings per share is presented in Note B to the financial statements included in PART I, Item 1.


            Exhibit 27 - Financial Data Schedule (filed herewith)

      (b)   Reports on Form 8-K

            No reports were filed on Form 8-K during the quarter for which this report is filed.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           COMMERCIAL INTERTECH CORP.



Date  March 5, 1998              By  /s/Steven J. Hewitt
      --------------               -----------------------
                                     Steven J. Hewitt
                                     Senior Vice President and
                                     Principal Financial Officer

                           Commercial Intertech Corp.
                        Index To Exhibits Filed Herewith





Exhibit No.                Description
-----------                -----------

    27               Financial Data Schedule