Form 10-Q
period 1998-04-30
COMMERCIAL INTERTECH CORP
filed 1998-06-10
CIK 22470

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         For period ended April 30, 1998

                          Commission file number 0-588




                           COMMERCIAL INTERTECH CORP.
             (Exact name of registrant as specified in its charter)


             Ohio                                               34-0159880
----------------------------------------                   --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

1775 Logan Avenue, Youngstown, Ohio                            44501-0239
----------------------------------------                   --------------------
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

        Common Stock, $1 Par Value--14,255,317 shares as of June 9, 1998

                                      INDEX

                           COMMERCIAL INTERTECH CORP.

                                                                                                     Page No.
                                                                                                     --------

PART  I.       FINANCIAL INFORMATION


Item 1.        Financial Statements

               Consolidated Condensed Statements of Income (unaudited) - Six Months and
               Three Months Ended April 30, 1998 and 1997................................................3

               Consolidated Condensed Balance Sheets (unaudited) -
               April 30, 1998 and October 31, 1997.......................................................4

               Statements of Consolidated Condensed Cash Flows (unaudited) - Six Months
               Ended April 30, 1998 and 1997.............................................................5

               Notes to Consolidated Condensed Financial Statements (unaudited) -
               April 30, 1998............................................................................6


Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations.....................................................................9


PART II.       OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders......................................13

Item 6.        Exhibits and Reports on Form 8-K.........................................................13


SIGNATURE...............................................................................................14

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

                                                             Six Months Ended                   Three Months Ended
(Thousands of dollars, except per share data)                   April 30,                            April 30,
                                                        ---------------------------         ---------------------------
                                                           1998              1997             1998               1997
                                                        ---------         ---------         ---------         ---------

Net sales ......................................        $ 274,616         $ 246,608         $ 146,086         $ 129,892

Less costs and expenses:
    Cost of products sold ......................          207,819           184,771           110,015            96,368
    Selling, administrative and general expenses           44,564            45,502            22,811            22,758
                                                        ---------         ---------         ---------         ---------
                                                          252,383           230,273           132,826           119,126
                                                        ---------         ---------         ---------         ---------

Operating income ...............................           22,233            16,335            13,260            10,766

Nonoperating income (expense):
    Interest income ............................              294               363               140               162
    Interest expense ...........................           (5,098)           (5,210)           (2,565)           (2,575)
    Foreign currency gains (losses) ............             (514)              450              (339)              (44)
    Other ......................................              437             1,819               484             1,285
                                                        ---------         ---------         ---------         ---------
                                                           (4,881)           (2,578)           (2,280)           (1,172)
                                                        ---------         ---------         ---------         ---------

Income before income taxes .....................           17,352            13,757            10,980             9,594
Income taxes ...................................            6,474             5,065             4,010             3,854
                                                        ---------         ---------         ---------         ---------
Net income .....................................        $  10,878         $   8,692         $   6,970         $   5,740
                                                        =========         =========         =========         =========

Preferred stock dividends ......................             (927)             (963)             (462)             (450)
                                                        ---------         ---------         ---------         ---------
Net income applicable to common stock ..........        $   9,951         $   7,729         $   6,508         $   5,290
                                                        =========         =========         =========         =========
Earnings per share of common stock:
   Net income:
    Basic ......................................        $    0.72         $    0.57         $    0.47         $    0.39
    Diluted ....................................        $    0.63         $    0.51         $    0.40         $    0.34

Dividends per common share .....................        $   0.285         $   0.270         $   0.150         $   0.135



See notes to consolidated condensed financial statements.

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

(Thousands of dollars)                                                                  April 30,        October 31,
                                                                                           1998              1997
                                                                                        ---------         ---------
ASSETS
------
    CURRENT ASSETS:
        Cash and cash equivalents ..............................................        $  20,694         $  27,630
        Accounts receivable, less allowance (1998 - $3,183; 1997 - $2,456) .....           83,180            81,886
        Inventories ............................................................           62,024            60,944
        Deferred income tax benefits ...........................................           14,097            15,281
        Prepaid expenses and other current assets ..............................            3,324             4,255
                                                                                        ---------         ---------
                                                    TOTAL CURRENT ASSETS .......          183,319           189,996

    PROPERTY, PLANT AND EQUIPMENT ..............................................          221,495           216,030
        Less allowance for depreciation ........................................          118,079           112,604
                                                                                        ---------         ---------
                                                                                          103,416           103,426
    NONCURRENT ASSETS:
        Intangible assets ......................................................           43,534            44,460
        Pension assets .........................................................           44,660            42,961
        Other assets ...........................................................            2,551             3,955
                                                                                        ---------         ---------
                                              TOTAL NONCURRENT ASSETS ..........           90,745            91,376
                                                                                        ---------         ---------
                                                         TOTAL ASSETS ..........        $ 377,480         $ 384,798
                                                                                        =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
    CURRENT LIABILITIES:
        Bank loans .............................................................        $     492         $     140
        Accounts payable .......................................................           45,814            52,382
        Accrued expenses .......................................................           53,437            56,525
        Accrued income taxes ...................................................           10,274            11,085
        Dividends payable ......................................................            2,697             2,592
        Current portion of long-term debt ......................................            3,186             4,621
                                                                                        ---------         ---------
                                              TOTAL CURRENT LIABILITIES ........          115,900           127,345

    NONCURRENT LIABILITIES:
        Long-term debt .........................................................          111,565           111,342
        Deferred income taxes ..................................................           18,795            18,274
        Postretirement benefits ................................................           25,257            25,007
                                                                                        ---------         ---------
                                        TOTAL NONCURRENT LIABILITIES ...........          155,617           154,623

    SHAREHOLDERS' EQUITY:
        Preferred stock, no par value:
             Authorized:  10,000,000 shares
             Series A participating preferred shares ...........................                0                 0
             Series B ESOP convertible preferred shares
                 Issued:  1998 - 926,186 shares; 1997 - 942,552 shares .........           21,534            21,914
        Common stock, $1 par value:
             Authorized:  30,000,000 shares
             Issued:  1998 - 14,249,283 shares (excluding 1,943,566 in
                 treasury); 1997 - 14,125,175  shares (excluding
                 1,945,995 in treasury) ........................................           14,249            14,125
        Capital surplus ........................................................            3,733             5,264
        Retained earnings ......................................................           92,168            85,884
        Deferred compensation ..................................................          (15,080)          (16,337)
        Translation adjustment .................................................          (10,641)           (8,020)
                                                                                        ---------         ---------
                                         TOTAL SHAREHOLDERS' EQUITY ............          105,963           102,830
                                                                                        ---------         ---------
                         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............        $ 377,480         $ 384,798
                                                                                        =========         =========

See notes to consolidated condensed financial statements.

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
           STATEMENTS OF CONSOLIDATED CONDENSED CASH FLOWS (unaudited)

                                                                                     Six Months Ended
(Thousands of dollars)                                                                   April 30,
                                                                                 ------------------------
                                                                                   1998             1997
                                                                                  ------           ------
OPERATING ACTIVITIES:
    Net income ..........................................................        $ 10,878         $  8,692
    Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for depreciation and amortization ...................           7,995            7,280
          Amortization of deferred credit ...............................            (709)            (796)
          Postretirement benefit ........................................             376              179
          Pension plan credits ..........................................          (1,826)          (1,368)
          Change in deferred income taxes ...............................           1,732            1,651
          Change in current assets and liabilities:
              (Increase) in accounts receivable .........................          (2,483)          (2,951)
              (Increase) in inventories .................................          (2,077)            (622)
              Decrease (increase) in prepaid expenses and other
                  current assets ........................................             851           (1,885)
              Decrease in receivable from discontinued operations .......               0            6,771
              (Decrease) in accounts payable and accrued expenses .......          (7,592)          (5,496)
              (Decrease) increase in accrued income taxes ...............            (323)             159
                                                                                 --------         --------
                         Net cash provided by operating activities ......           6,822           11,614

INVESTING ACTIVITIES:
    Proceeds from sale of fixed assets ..................................           1,519              756
    Business acquisition ................................................               0          (39,359)
    Investment in intangibles ...........................................               0             (896)
    Capital expenditures ................................................          (8,952)          (3,798)
    Operating subsidies .................................................               0            3,016
                                                                                 --------         --------
                         Net cash (used) by investing activities ........          (7,433)         (40,281)

FINANCING ACTIVITIES:
    Proceeds from long-term debt ........................................          11,507           57,876
    Principal payments on long-term debt ................................         (12,756)         (22,295)
    Net borrowings under bank loan agreements ...........................             361           (4,889)
    Proceeds from reserve contracts .....................................             516                0
    Conversion of other assets ..........................................            (680)          (1,674)
    Dividends from discontinued operations ..............................               0            4,612
    Dividends paid ......................................................          (4,786)          (4,654)
                                                                                 --------         --------
                         Net cash (used) provided by financing activities          (5,838)          28,976

Effect of exchange rate changes on cash .................................            (487)          (3,014)
                                                                                 --------         --------
Net (decrease) in cash and cash equivalents .............................          (6,936)          (2,705)

Cash and cash equivalents at beginning of period ........................          27,630           27,552
                                                                                 --------         --------
Cash and cash equivalents at end of period ..............................        $ 20,694         $ 24,847
                                                                                 ========         ========

Supplemental disclosures:
    Cash paid during the period for:
       Interest .........................................................        $  4,640         $  5,406
       Income taxes .....................................................           5,066            3,255

See notes to consolidated condensed financial statements.

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 April 30, 1998

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited consolidated condensed financial statements of Commercial Intertech Corp. and Subsidiaries (the "Company" or "Commercial Intertech") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial Intertech Corp. and Subsidiaries' annual report on Form 10-K for the year ended October 31, 1997. Operating results for the six-month and three-month periods ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998.

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share." Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to Statement No. 128 requirements.

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

NOTE B - PER SHARE DATA

    The computation of basic and diluted earnings per share is shown below:

                                                                Six Months Ended                Three Months Ended
                                                                    April 30,                        April 30,
                                                          -------------------------         -------------------------
                                                            1998             1997             1998              1997
                                                          --------         --------         --------          -------
                                                                   (in thousands, except per share data)
Numerator:
Net income .......................................        $ 10,878         $  8,692         $  6,970         $  5,740
Series B preferred stock dividends ...............            (927)            (963)            (462)            (450)
                                                          --------         --------         --------         --------
    Numerator for basic earnings per share -
    net income applicable to common stock ........           9,951            7,729            6,508            5,290
Effect of dilutive securities - Series B preferred
    stock dividends and adjustments resulting from
    assumed conversion ...........................             802              796              418              371
                                                          --------         --------         --------         --------
Numerator for diluted earnings per share -
    net income applicable to common stock after
    assumed conversion ...........................        $ 10,753         $  8,525         $  6,926         $  5,661
                                                          ========         ========         ========         ========

Denominator:
Denominator for basic earnings per share -
    weighted average shares outstanding ..........          13,806           13,459           13,869           13,647
Effect of dilutive securities:
    Series B convertible preferred stock .........           2,824            2,996            2,800            2,849
    Assumed issuance of stock under stock option
       and award plans based on treasury stock
       method ....................................             469              350              438              348
                                                          --------         --------         --------         --------
Denominator for diluted earnings per share -
    weighted average shares outstanding and
    impact of dilutive securities ................          17,099           16,805           17,107           16,844
                                                          ========         ========         ========         ========

Basic earnings per share .........................        $   0.72         $   0.57         $   0.47         $   0.39
                                                          ========         ========         ========         ========

Diluted earnings per share .......................        $   0.63         $   0.51         $   0.40         $   0.34
                                                          ========         ========         ========         ========


    Options to purchase 6,750 shares of common stock at $22.94 per share were outstanding during the period ended April 30, 1998 but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE C - INVENTORIES

    Inventories consisted of the following:

                                                         April 30,     October 31,
                                                           1998            1997
                                                       -----------     -----------
                                                               (in thousands)

                 Raw materials ........................$    21,804     $    20,899
                 Work-in-process ......................     30,254          30,161
                 Finished goods........................      9,966           9,884
                                                       -----------     -----------
                                                       $    62,024     $    60,944
                                                       ===========     ===========


NOTE D - SEGMENT REPORTING

    The Company is engaged in the design, manufacture and sale of products in two segments:

                                                             Six Months Ended                Three Months Ended
                                                                 April 30,                       April 30,
                                                         -------------------------        ----------------------
                                                           1998             1997            1998           1997
                                                         --------         --------        --------        ------
                                                                                 (in thousands)

             Hydraulic Systems
                 Net sales.............................$   192,340     $   168,311      $   102,617    $    90,104
                 Operating income......................     14,340          11,290            8,798          7,859
                    Percent to sales...................       7.5%            6.7%             8.6%           8.7%

             Building Systems and Metal Products
                 Net sales.............................$    82,276     $    78,297      $    43,469    $    39,788
                 Operating income......................      7,893           5,045            4,462          2,907
                    Percent to sales...................       9.6%            6.4%            10.3%           7.3%

             TOTAL
                 Net sales.............................$   274,616     $   246,608      $   146,086    $   129,892
                 Operating income......................     22,233          16,335           13,260         10,766
                    Percent to sales...................       8.1%            6.6%             9.1%           8.3%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Second Quarter 1998 Compared With Second Quarter 1997

            Quarterly net sales of $146,086,000 established a new record for the Company. Net sales during the current quarter increased by $16,194,000 which is 13 percent higher, 15 percent higher on a currency adjusted basis, than the second quarter of fiscal 1997. Net income increased by 21 percent to $6,970,000 during the second quarter of fiscal 1998 which primarily reflects the impact of increased sales and the results of a previously implemented program to reduce fixed costs.

            Net sales recorded by domestic operations totaled $87,053,000 during the current quarter which was $14,666,000 or 20 percent higher than net sales of the second quarter of the prior fiscal year. The domestic Hydraulics Systems group recorded net sales for the quarter of $72,247,000, a 25 percent increase over the second quarter of last year, as a number of domestic operations achieved record performances for a second quarter. Net sales of the domestic Metal Products group were flat compared with net sales of the same quarter last year as demand slowed somewhat in the container and truck equipment markets.

            Net sales of foreign operations totaled $59,033,000 which was $1,528,000 or 3 percent higher than the second quarter of last year. Net sales of foreign operations would have been $3,608,000 or 6 percent higher if exchange rates remained unchanged for the period. The foreign Hydraulic Systems group reported shipments of $30,370,000, a 4 percent decline in the current quarter adjusted for the effects of exchange rate differences which primarily reflects a sales decline in the United Kingdom. Net sales of the Company's Astron Division located in Europe increased 15 percent over the second quarter of last year.

            Consolidated gross profit of $36,071,000 was $2,547,000 or 8 percent higher than the second quarter of fiscal 1997 which primarily reflects the impact of increased sales during the current quarter. Gross profit margins for the current quarter declined slightly compared with the second quarter of fiscal 1997; due, in part, to weaker sales for metal stampings in the United States and hydraulic operations in the United Kingdom.

            Selling, general and administrative expenses of $22,811,000 were approximately equal to expenses recorded in the same quarter last year. Selling, general and administrative expenses declined as a percent of sales to 16 percent in the current quarter from 18 percent of sales last year reflecting the impact of the Company's previously implemented program to reduce its cost structure.

            Operating income of $13,260,000 in the current quarter was $2,494,000 or 23 percent higher than the same quarter last year. Operating income of the Hydraulic Systems group of $8,798,000 was 12 percent higher than the same quarter last year as the domestic operations reported significantly increased operating income. Operating income of the foreign operations of the Hydraulic Systems group declined due to the lower earnings of the United Kingdom operations which is primarily the result of distressed conditions associated with export business caused by the strong local currency, continuing difficulties caused by unreliable delivery of purchased components, and reduced demand for industrial and specialty hydraulic products. The Building Systems and Metal Products group recorded operating income of $4,462,000 which was 54 percent higher than operating income of the second quarter of last year. The Company's Astron Division located in Europe recorded a significant increase in operating income reflecting favorable climate and business conditions in the current quarter. Operating income of the domestic Metal Products group declined which primarily reflects the impact of decreased demand for certain products during the current quarter.

            During the second quarter of fiscal 1998, nonoperating expenses of $2,280,000 were $1,108,000 higher than the same quarter last year. Interest expense declined slightly to $2,565,000 in the current quarter primarily due to lower levels of debt partially offset by slightly higher average interest rates. Foreign currency exchange and translation losses totaled $339,000 in the second quarter of fiscal 1998 compared with a loss of $44,000 in the second quarter of the prior year. Nonoperating income for the current quarter includes a gain on the disposal of idle property located in Europe. In addition, nonoperating income for the second quarter of the prior fiscal year includes a gain of $1.0 million realized on transfer of Astron Building Systems marketing and manufacturing to a new Korean licensee.

            The Company's effective income tax rate amounted to 37 percent during the second quarter of fiscal 1998 and 40 percent during the second quarter of the prior fiscal year.

First Six Months of 1998 Compared With First Six Months of 1997

            The Company recorded net sales of $274,616,000 for the six months ended April 30, 1998, surpassing the sales recorded for the prior year period by 11 percent, or 15 percent on a currency adjusted basis. Net income increased by 25 percent to $10,878,000 during the first six months of fiscal 1998 which primarily reflects the impact of increased sales and the results of a previously implemented program to reduce fixed costs.

            Net sales recorded by domestic operations totaled $161,927,000 during the current period which was $24,894,000 or 18 percent higher than net sales of the prior year period. The domestic Hydraulics Systems group recorded net sales for the period of $131,985,000, a 22 percent increase over the same period of last year reflecting continued strength for operations in the United States. The domestic Metal Products group reported a 3 percent increase in revenues over the same period last year.

            Foreign operations recorded revenues of $112,689,000 which was $3,114,000 or 3 percent higher than the same period of last year. Net sales of foreign operations would have been $8,883,000 or 8 percent higher if exchange rates remained unchanged for the period. The foreign Hydraulic Systems group recorded net sales of $60,355,000 which were approximately equal to sales of the prior period although up by 5 percent adjusted for the effects of exchange rate differences. Net sales of the Company's Astron Division located in Europe increased 6 percent over the same period last year (up 19 percent on a parity-adjusted basis).

            Consolidated gross profit of $66,797,000 was $4,960,000 or 8 percent higher than the same period of fiscal 1997 which primarily reflects the impact of increased sales during the current period. Gross profit margins for the current period declined slightly compared with the same period of fiscal 1997; however, operating profit margins improved in the current period due to declining operating expenses.

            Selling, general and administrative expenses of $44,564,000 declined by $938,000 or 2 percent compared with the same period last year. Selling, general and administrative expenses also declined as a percent of sales to 16 percent in the current period from 18 percent of sales in the same period last year reflecting the impact of the Company's previously implemented program to reduce its cost structure.

            Operating income of $22,233,000 in the current period was $5,898,000 or 36 percent higher than the same period last year. Operating income of the Hydraulic Systems group of $14,340,000 was 27 percent higher than the same period last year as the domestic operations reported significantly increased operating income. Operating income of the foreign operations of the Hydraulic Systems group declined due to lower earnings of the United Kingdom operations which is primarily the result of distressed conditions associated with export business caused by the strong local currency, continuing difficulties caused by unreliable delivery of purchased components, and reduced demand for industrial and specialty hydraulic products. The Building Systems and Metal Products group recorded operating income of $7,893,000 which was 57 percent higher than operating income of the same period of last year. Operating income of the Company's Astron Division located in Europe increased significantly reflecting favorable climate and business conditions during the current period. The domestic Metal Products group recorded a slight increase in operating income during the current period.

            During the first six months of fiscal 1998 nonoperating expenses of $4,881,000 were $2,303,000 higher than the same period last year. Interest expense declined by $112,000 to $5,098,000 in the current period primarily due to lower levels of debt partially offset by slightly higher average interest rates in the current period. Foreign currency exchange and translation losses totaled $514,000 in the current period compared with gains of $450,000 in the first six months of the prior year. Nonoperating income for the current period includes a gain on the disposal of idle property. In addition, nonoperating income for the same period of the prior fiscal year includes a gain of $1.0 million realized on transfer of Astron Building Systems marketing and manufacturing to a new Korean licensee.

            The Company's effective income tax rate was 37 percent during the first six months of both fiscal 1998 and fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

            The Company expects that sufficient financial resources, generated from both internal and external sources, will be available to meet operating needs, to meet scheduled debt repayments and to fund capital expenditure programs during the upcoming year. Cash and cash equivalents declined by $6,936,000 during the first six months of fiscal 1998 and totaled $20,694,000 at period end. Cash provided by operating activities during the current period was $6,822,000 compared with cash provided of $11,614,000 in the first six months of last year. The decrease is primarily attributable to the decrease of $6,771,000 in receivables from discontinued operations in the prior period.

            Cash used in investing activities was $7,433,000 in the first six months of fiscal 1998 compared with $40,281,000 in the first six months of last year which primarily reflects the use of cash totaling $39,359,000 to acquire the common stock of Ultra Hydraulics Limited in the prior year. Capital expenditures of $8,952,000 in the current period were $5,154,000 greater than capital expenditures for the first six months of the prior year.

            Cash used by financing activities in the current period was $5,838,000 compared with cash provided of $28,976,000 last year. Cash used in financing activities in the current period reflects a net pay- down of long-term debt of $1,249,000 in addition to dividends paid of $4,786,000. During the current period quarterly cash dividends declared on the Company's common stock was increased to $.15 per share which is 11 percent greater than the previous rate of $.135 per share. The increased dividend is payable on June 15, 1998. Cash provided by investing activities in the prior year period primarily reflects the issuance of long-term debt to finance the acquisition of Ultra Hydraulics Limited.

BUSINESS OUTLOOK

            Incoming customer orders received of $298,386,000 during the first six months of fiscal 1998 is an all-time Company record. Current period orders are 11 percent higher than orders received twelve months ago, parity adjusted. Bookings for the first six months of fiscal 1998 for the Hydraulic Systems group totaled $208,481,000, a 13 percent increase above the level recorded during the same period last year. Bookings of $89,905,000 for the Building Systems and Metal Products group were 5 percent greater than the amount recorded in the first six months of the prior year.

            The worldwide backlog of unshipped orders amount to $217,855,000 at April 30, 1998. The amount of unshipped orders is 11 percent higher than the balance at the end of fiscal 1997 and 22 percent higher than the ending order backlog twelve months ago, both adjusted for foreign currency exchange rate differences.

            Management believes that the prospects for continued growth by the Company remain excellent, however, some potentially limiting factors temper this optimism including the possibility of slower growth for some hydraulic market segments in the United States, sluggish performance for operations based in the United Kingdom, and uncertainty regarding demand from customers in the metal stampings industry. Therefore, quarter-over-quarter increases in income for the second half of 1998 may not be as robust as reported for the first six months of fiscal 1998. However, sustained year-over-year growth in bookings, expectations for strong annual performance by Astron Building Systems, ongoing improvements by the hydraulic operations in Germany, and expanded efforts to improve margins in all units should more than offset these concerns.


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

                           PART II. OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Shareholders was held on March 25, 1998; however, no matters were voted on which require disclosure under this item.


Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits:

             Exhibit 10.44 - First Amendment to Distribution and Interim Services Agreement by and between Commercial Intertech Corp. and CUNO Incorporated (filed herewith)

             Exhibit 11 - Statement re: Computation of Per Share Earnings (omitted - inapplicable)

                     The information with respect to the computation of both basic and diluted earnings per share is presented in Note B to the financial statements included in PART I, Item 1.

             Exhibit 27.1 - Financial Data Schedule for the six months ended April 30, 1998 (filed herewith)

             Exhibit 27.2 - Restated Financial Data Schedules for the three months, six months, nine months and year ended January 31, April 30, July 31 and October 31, 1997, respectively, submitted pursuant to Item 601(c)(2)(iii) of Regulation S-K (filed herewith)

             Exhibit 27.3 - Restated Financial Data Schedule for the year ended October 31, 1996 submitted pursuant to Item 601(c)(2)(iii) of Regulation S-K (filed herewith)

        (b)  Reports on Form 8-K

             No reports were filed on Form 8-K during the quarter for which this report is filed.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              COMMERCIAL INTERTECH CORP.



Date    June 9, 1998                          By    /s/Steven J. Hewitt
      --------------------------------          -------------------------------
                                                Steven J. Hewitt
                                                Senior Vice President and
                                                Principal Financial Officer

                           Commercial Intertech Corp.
                        Index To Exhibits Filed Herewith





Exhibit No.                Description
-----------                -----------

Exhibit 10.44    -   First Amendment to Distribution and Interim Services
                     Agreement by and between Commercial Intertech Corp. and CUNO Incorporated.

Exhibit 27.1     -   Financial Data Schedule for the six months ended April 30,
                     1998

Exhibit 27.2     -   Restated Financial Data Schedules for the three months, six months, nine months and year ended January 31, April 30, July 31 and October 31, 1997, respectively, submitted pursuant to Item 601(c)(2)(iii) of Regulation S-K

Exhibit 27.3     -   Restated Financial Data Schedule for the year ended October
                     31, 1996 submitted pursuant to Item 601(c)(2)(iii) of Regulation S-K