Form 10-Q
period 1998-07-31
COMMERCIAL INTERTECH CORP
filed 1998-09-10
CIK 22470

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         For period ended July 31, 1998

                          Commission file number 0-588


                           COMMERCIAL INTERTECH CORP.
             (Exact name of registrant as specified in its charter)

             Ohio                                                                                     34-0159880
-----------------------------------------                                                       ----------------------------
(State or other jurisdiction of                                                                   (I.R.S. Employer
incorporation or organization)                                                                   Identification No.)

1775 Logan Avenue, Youngstown, Ohio                                                                  44501-0239
-----------------------------------------                                                       ----------------------------
(Address of principal executive offices)                                                        (Zip Code)

                                 (330) 746-8011
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                                 --------------
   (Former name, former address and former fiscal year, if changed since last report)


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

      Common Stock, $1 Par Value--14,266,879 shares as of September 3, 1998

                                      INDEX

                           COMMERCIAL INTERTECH CORP.

                                                                                                     Page No.
                                                                                                     --------

PART  I. FINANCIAL INFORMATION


Item 1.        Financial Statements

               Consolidated Condensed Statements of Income (unaudited) - Nine Months and
               Three Months Ended July 31, 1998 and 1997...............................................  3

               Consolidated Condensed Balance Sheets (unaudited) -
               July 31, 1998 and October 31, 1997......................................................  4

               Statements of Consolidated Condensed Cash Flows (unaudited) - Nine Months
               Ended July 31, 1998 and 1997............................................................  5

               Notes to Consolidated Condensed Financial Statements (unaudited) -
               July 31, 1998...........................................................................  6


Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations................................................................... 10


PART II.       OTHER INFORMATION


Item 5.        Other Information....................................................................... 14

Item 6.        Exhibits and Reports on Form 8-K........................................................ 14

SIGNATURE.............................................................................................. 15

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

                                                       Nine Months Ended             Three Months Ended
(Thousands of dollars, except per share data)                July 31,                     July 31,
                                                   -------------------------       ----------------------
                                                     1998            1997            1998            1997
                                                   --------       ----------       --------        ------

Net sales ......................................   $    425,947    $    383,659    $    151,331    $    137,051

Less costs and expenses:
    Cost of products sold ......................        322,295         285,280         114,476         100,509
    Selling, administrative and general expenses         66,508          68,050          21,944          22,548
                                                   ------------    ------------    ------------    ------------
                                                        388,803         353,330         136,420         123,057
                                                   ------------    ------------    ------------    ------------

Operating income ...............................         37,144          30,329          14,911          13,994

Nonoperating income (expense):
    Interest income ............................            423             661             129             298
    Interest expense ...........................         (7,590)         (7,948)         (2,492)         (2,738)
    Foreign currency gains (losses) ............           (633)            675            (119)            225
    Other ......................................            704           1,862             267              43
                                                   ------------    ------------    ------------    ------------
                                                         (7,096)         (4,750)         (2,215)         (2,172)
                                                   ------------    ------------    ------------    ------------

Income before income taxes .....................         30,048          25,579          12,696          11,822
Income taxes ...................................         10,841           9,186           4,367           4,121
                                                   ------------    ------------    ------------    ------------
Net income .....................................   $     19,207    $     16,393    $      8,329    $      7,701
                                                   ============    ============    ============    ============

Preferred stock dividends ......................         (1,385)         (1,429)           (458)           (466)
                                                   ------------    ------------    ------------    ------------
Net income applicable to common stock ..........   $     17,822    $     14,964    $      7,871    $      7,235
                                                   ============    ============    ============    ============

Earnings per share of common stock:
   Net income:
    Basic ......................................   $       1.29    $       1.11    $       0.57    $       0.53
    Diluted ....................................   $       1.11    $       0.96    $       0.48    $       0.45

Dividends per common share .....................   $      0.435    $      0.405    $      0.150    $      0.135


See notes to consolidated condensed financial statements.

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

(Thousands of dollars)                                                           July 31,    October 31,
                                                                                   1998           1997
                                                                             ------------    ------------
ASSETS
------
    CURRENT ASSETS:
        Cash and cash equivalents ........................................   $     23,213    $     27,630
        Accounts receivable, less allowance (1998 - $2,977; 1997 - $2,456)         88,838          81,886
        Inventories ......................................................         63,203          60,944
        Deferred income tax benefits .....................................         15,119          15,281
        Prepaid expenses and other current assets ........................          2,711           4,255
                                                                             ------------    ------------
                                                    TOTAL CURRENT ASSETS .        193,084         189,996

    PROPERTY, PLANT AND EQUIPMENT ........................................        226,902         216,030
        Less allowance for depreciation ..................................        121,002         112,604
                                                                             ------------    ------------
                                                                                  105,900         103,426
    NONCURRENT ASSETS:
        Intangible assets ................................................         41,670          44,460
        Pension assets ...................................................         45,883          42,961
        Other assets .....................................................          5,630           3,955
                                                                             ------------    ------------
                                                 TOTAL NONCURRENT ASSETS .         93,183          91,376
                                                                             ------------    ------------
                                                            TOTAL ASSETS .   $    392,167    $    384,798
                                                                             ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
    CURRENT LIABILITIES:
        Bank loans .......................................................   $        591    $        140
        Accounts payable .................................................         50,780          52,382
        Accrued expenses .................................................         53,774          56,525
        Accrued income taxes .............................................         12,718          11,085
        Dividends payable ................................................          2,733           2,592
        Current portion of long-term debt ................................          3,053           4,621
                                                                             ------------    ------------
                                               TOTAL CURRENT LIABILITIES .        123,649         127,345

    NONCURRENT LIABILITIES:
        Long-term debt ...................................................        110,261         111,342
        Deferred income taxes ............................................         19,131          18,274
        Postretirement benefits ..........................................         25,334          25,007
                                                                             ------------    ------------
                                            TOTAL NONCURRENT LIABILITIES .        154,726         154,623

    SHAREHOLDERS' EQUITY:
        Preferred stock, no par value:
             Authorized:  10,000,000 shares
             Series A participating preferred shares .....................              0               0
             Series B ESOP convertible preferred shares
                 Issued:  1998 - 926,070 shares; 1997 - 942,552 shares ...         21,531          21,914
        Common stock, $1 par value:
             Authorized:  30,000,000 shares
             Issued:  1998 - 14,266,879 shares (excluding 1,940,944 in
                 treasury); 1997 - 14,125,175  shares (excluding
                 1,945,995 in treasury) ..................................         14,267          14,125
        Capital surplus ..................................................          4,394           5,264
        Retained earnings ................................................         99,458          85,884
        Deferred compensation ............................................        (15,079)        (16,337)
        Translation adjustment ...........................................        (10,779)         (8,020)
                                                                             ------------    ------------
                                              TOTAL SHAREHOLDERS' EQUITY .        113,792         102,830
                                                                             ------------    ------------
                              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .   $    392,167    $    384,798
                                                                             ============    ============

See notes to consolidated condensed financial statements.

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
           STATEMENTS OF CONSOLIDATED CONDENSED CASH FLOWS (unaudited)

                                                                                   Nine Months Ended
(Thousands of dollars)                                                                July 31,
                                                                                  ----------------
                                                                                1998             1997
                                                                               ------           -----
OPERATING ACTIVITIES:
    Net income ..........................................................   $     19,207    $     16,393
    Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for depreciation and amortization ...................         12,141          10,940
          Amortization of deferred credit ...............................         (1,064)         (1,164)
          Postretirement benefit ........................................            422             306
          Pension plan credits ..........................................         (3,197)         (2,052)
          Change in deferred income taxes ...............................          1,184           1,439
          Change in current assets and liabilities:
              (Increase) in accounts receivable .........................         (8,262)         (1,153)
              (Increase) in inventories .................................         (3,510)           (164)
              Decrease (increase) in prepaid expenses and other
                  current assets ........................................          1,464          (1,690)
              Decrease in receivable from discontinued operations .......              0           9,231
              (Decrease) in accounts payable and accrued expenses .......           (377)         (3,647)
              Increase in accrued income taxes ..........................          3,735           4,188
                                                                            ------------    ------------
                         Net cash provided by operating activities ......         21,743          32,627

INVESTING ACTIVITIES:
    Proceeds from sale of fixed assets ..................................          1,598             772
    Business acquisition ................................................            834         (39,359)
    Investment in intangibles ...........................................              0            (896)
    Capital expenditures ................................................        (15,721)         (7,736)
    Operating subsidies .................................................              0           3,016
                                                                            ------------    ------------
                         Net cash (used) by investing activities ........        (13,289)        (44,203)

FINANCING ACTIVITIES:
    Proceeds from long-term debt ........................................         14,849         137,910
    Principal payments on long-term debt ................................        (16,344)       (118,689)
    Net borrowings under bank loan agreements ...........................            621            (426)
    Proceeds from reserve contracts .....................................            879             139
    Purchase of reserve contracts .......................................         (4,202)         (4,083)
    Conversion of other assets ..........................................           (769)         (2,663)
    Dividends from discontinued operations ..............................              0           4,612
    Dividends paid ......................................................         (7,357)         (6,988)
                                                                            ------------    ------------
                         Net cash (used) provided by financing activities        (12,323)          9,812

Effect of exchange rate changes on cash .................................           (548)         (4,418)
                                                                            ------------    ------------
Net (decrease) in cash and cash equivalents .............................         (4,417)         (6,182)

Cash and cash equivalents at beginning of period ........................         27,630          27,552
                                                                            ------------    ------------
Cash and cash equivalents at end of period ..............................   $     23,213    $     21,370
                                                                            ============    ============

Supplemental disclosures:
    Cash paid during the period for:
       Interest .........................................................   $      8,240    $      7,857
       Income taxes .....................................................          5,923           3,559

See notes to consolidated condensed financial statements.

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                  July 31, 1998

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited consolidated condensed financial statements of Commercial Intertech Corp. and Subsidiaries (the "Company" or "Commercial Intertech") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial Intertech Corp. and Subsidiaries' annual report on Form 10-K for the year ended October 31, 1997. Operating results for the nine-month and three-month periods ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998.

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

NOTE B - PER SHARE DATA

    The computation of basic and diluted earnings per share is shown below:

                                                                 Nine Months Ended     Three Months Ended
                                                                    July 31,                 July 31,
                                                           -------------------------  -----------------------
                                                         1998            1997           1998             1997
                                                       --------        ---------      --------         ------
                                                                      (in thousands, except per share data)
Numerator:
Net income .......................................   $     19,207    $     16,393    $      8,329    $      7,701
Series B preferred stock dividends ...............         (1,385)         (1,429)           (458)           (466)
                                                     ------------    ------------    ------------    ------------
Numerator for basic earnings per share -
    net income applicable to common stock ........         17,822          14,964           7,871           7,235
Effect of dilutive securities - Series B preferred
    stock dividends and adjustments resulting from
    assumed conversion ...........................          1,222           1,180             420             384
                                                     ------------    ------------    ------------    ------------
Numerator for diluted earnings per share -
    net income applicable to common stock after
    assumed conversion ...........................   $     19,044    $     16,144    $      8,291    $      7,619
                                                     ============    ============    ============    ============

Denominator:
Denominator for basic earnings per share -
    weighted average shares outstanding ..........         13,847          13,528          13,929          13,665
Effect of dilutive securities:
    Series B convertible preferred stock .........          2,816           2,947           2,799           2,849
    Assumed issuance of stock under stock option
       and award plans based on treasury stock
       method ....................................            459             383             441             448
                                                     ------------    ------------    ------------    ------------
Denominator for diluted earnings per share -
    weighted average shares outstanding and
    impact of dilutive securities ................         17,122          16,858          17,169          16,962
                                                     ============    ============    ============    ============

Basic earnings per share .........................   $       1.29    $       1.11    $       0.57    $       0.53
                                                     ============    ============    ============    ============

Diluted earnings per share .......................   $       1.11    $       0.96    $       0.48    $       0.45
                                                     ============    ============    ============    ============


    Options to purchase 6,750 shares of common stock at $22.94 per share were outstanding during the period ended July 31, 1998 but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE C - INVENTORIES

    Inventories consisted of the following:

                                            July 31,      October 31,
                                               1998             1997
                                          ------------   ------------
                                                 (in thousands)

Raw materials .........................   $     21,593   $     20,899
Work-in-process .......................         31,436         30,161
Finished goods ........................         10,174          9,884
                                          ------------   ------------
                                          $     63,203   $     60,944
                                          ============   ============


NOTE D - SEGMENT REPORTING

    The Company is engaged in the design, manufacture and sale of products in two segments:

                                                 Nine Months Ended          Three Months Ended
                                                    July 31,                     July 31,
                                        ---------------------------      ---------------------------
                                         1998               1997          1998                1997
                                        --------           --------      --------            ------
                                                             (in thousands)

             Hydraulic Systems
    Net sales .....................   $    294,161    $    260,046    $    101,821    $     91,735
    Operating income ..............         22,168          18,499           7,828           7,209
            Percent to sales ......            7.5%            7.1%            7.7%            7.9%

Building Systems and Metal Products
    Net sales .....................   $    131,786    $    123,613    $     49,510    $     45,316
    Operating income ..............         14,976          11,830           7,083           6,785
            Percent to sales ......           11.4%            9.6%           14.3%           15.0%

TOTAL
    Net sales .....................   $    425,947    $    383,659    $    151,331    $    137,051
    Operating income ..............         37,144          30,329          14,911          13,994
            Percent to sales ......            8.7%            7.9%            9.9%           10.2%

NOTE E - NEWLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 requires that all derivative financial instruments be recognized as either assets or liabilities in the Company's consolidated balance sheets at fair value. If a derivative is not designated as a hedging instrument, changes in fair value are to be recognized as gains or losses in income in the period of change. If certain conditions are met, a derivative may be designated as a hedge, in which case the accounting for changes in fair value will not impact the income statement if the risk being hedged is effectively mitigated. Statement No. 133 is effective for fiscal year ending October 31, 2000, with initial application required as of the beginning of the first quarter of the fiscal year. The Company may also elect to adopt the provisions of Statement No. 133 earlier. Retroactive application of the statement is not permitted. The Company has not completed its evaluation of the impact of the new requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Third Quarter 1998 Compared With Third Quarter 1997

            Quarterly net sales of $151,331,000 established a new record for the Company. Net sales during the current quarter increased by $14,280,000 which is 10 percent higher, 12 percent higher on a currency adjusted basis, than the third quarter of fiscal 1997. Net income increased by 8 percent to $8,329,000 during the third quarter of fiscal 1998 despite a nonrecurring charge of $567,000 associated with employee separation costs at the Company's German operations. Excluding the nonrecurring charge, net income would have been $8,896,000 or 16 percent higher than the same quarter last year.

            Net sales recorded by domestic operations totaled $84,142,000 during the current quarter which was $8,686,000 or 12 percent higher than net sales of the third quarter of the prior fiscal year. The domestic Hydraulics Systems group recorded net sales for the quarter of $70,170,000, a 16 percent increase over the third quarter of last year, reflecting continued strong demand from truck equipment, construction equipment, refuse equipment and marine markets. Net sales of the domestic Metal Products group were lower than net sales of the same quarter last year reflecting generally lower demand from the container industry.

            Net sales of foreign operations totaled $67,189,000 which was $5,594,000 or 9 percent higher than the third quarter of last year. Net sales of foreign operations would have been higher by $7,593,000 or 12 percent higher if exchange rates remained unchanged for the period. The foreign Hydraulic Systems group reported shipments of $31,651,000, a 3 percent increase in the current quarter adjusted for the effects of exchange rate differences. The increase primarily reflects significant period-to-period gains achieved by the Company's business units in Germany partially offset by the negative impact of the strong pound sterling and weakened demand from customers in industrial market segments of the United Kingdom operations. Net sales of the Company=s Astron Division located in Europe increased 17 percent over the third quarter of last year as shipping activity of single and multi-story structures to European markets was seasonally higher.

            Consolidated gross profit of $36,855,000 was $313,000 higher than the third quarter of fiscal 1997. Gross profit margins for the current quarter declined slightly compared with the third quarter of fiscal 1997 which is due, in part, to lower profitability of the domestic Metal Products group and the hydraulic operations in the United Kingdom as well as the impact of a nonrecurring charge of $567,000 associated with the German operations.

            Selling, general and administrative expenses of $21,944,000 declined by $604,000 or 3 percent compared with the same quarter last year. Selling, general and administrative expenses declined as a percent of sales to 15 percent in the current quarter from 16 percent of sales last year which primarily reflects the impact of the Company=s previously implemented program to reduce its cost structure.

            Operating income of $14,911,000 in the current quarter was $917,000 or 7 percent higher than the same quarter last year despite the impact of a nonrecurring charge of $567,000 recorded in the current quarter. Operating income of the Hydraulic Systems group of $7,828,000 was 9 percent higher than the same quarter last year as the strength of the domestic operations and the improvement of the German operations more than offset the impact of the nonrecurring charge of $567,000. The Building Systems and Metal Products group recorded operating income of $7,083,000 which was 4 percent higher than operating income of the third quarter of last year. The Company's Astron Division located in Europe recorded increased operating income reflecting favorable business conditions in the current quarter. Operating income of the domestic Metal Products group declined which primarily reflects the impact of lower demand from the container industry.

            During the third quarter of fiscal 1998, nonoperating expenses of $2,215,000 were $43,000 higher than the same quarter last year. Interest expense declined by 9 percent to $2,492,000 in the current quarter primarily due to lower levels of debt partially offset by modestly higher average interest rates in the current quarter. Foreign currency exchange and translation losses totaled $119,000 in the third quarter of fiscal 1998 compared with a gain of $225,000 in the third quarter of the prior year.

            The Company's effective income tax rate amounted to 34 percent during the third quarter of fiscal 1998 and 35 percent during the third quarter of the prior fiscal year.

First Nine Months of 1998 Compared With First Nine Months of 1997

            The Company recorded net sales of $425,947,000 for the nine months ended July 31, 1998, surpassing the sales recorded for the prior year period by 11 percent, or 14 percent on a currency adjusted basis. Net income increased by 17 percent to $19,207,000 during the first nine months of fiscal 1998 which primarily reflects the impact of increased sales and the results of a previously implemented program to reduce fixed costs.

            Net sales recorded by domestic operations totaled $246,069,000 during the current period which was $33,580,000 or 16 percent higher than net sales of the prior year period. The domestic Hydraulics Systems group recorded net sales for the period of $202,155,000, a 20 percent increase over the same period of last year reflecting continued strength in most markets. Net sales of the domestic Metal Products group were marginally lower than revenues of the same period last year.

            Foreign operations recorded revenues of $179,878,000 which was $8,708,000 or 5 percent higher than the same period of last year. Net sales of foreign operations would have been higher by $19,647,000 or 11 percent if exchange rates remained unchanged for the period. The foreign Hydraulic Systems group recorded net sales of $92,006,000 which was approximately equal to sales of the prior period although up by 4 percent adjusted for the effects of exchange rate differences. Net sales of the Company's Astron Division increased 11 percent over the same period last year (up 20 percent on a parity-adjusted basis).

            Consolidated gross profit of $103,652,000 was $5,273,000 or 5 percent higher than the first nine months of fiscal 1997 which primarily reflects the impact of increased sales during the current period. Gross profit margins for the current period declined slightly compared with the same period of fiscal 1997. Operating profit margins improved in the current period due to declining operating expenses.

            Selling, general and administrative expenses of $66,508,000 declined by $1,542,000 or 2 percent compared with the same period last year. Selling, general and administrative expenses also declined as a percent of sales to 16 percent in the current period from 18 percent of sales in the same period last year which primarily reflects the impact of the Company's previously implemented program to reduce its cost structure.

            Operating income of $37,144,000 in the current period was $6,815,000 or 22 percent higher than the same period last year despite a nonrecurring charge of $567,000 recorded in the current period. Operating income of the Hydraulic Systems group of $22,168,000 was 20 percent higher than the same period last year as the domestic and the German operations reported significantly improved operating income which more than offset lower profitability of the United Kingdom operations and the impact of a nonrecurring charge of $567,000 associated with the German operations. The Building Systems and Metal

Products group recorded operating income of $14,976,000 which was 27 percent higher than operating income of the same period of last year. Operating income of the Company's Astron Division located in Europe increased reflecting favorable business conditions during the current period. The domestic Metal Products group recorded a modest increase in operating income during the current period despite marginally lower sales.

            During the first nine months of fiscal 1998 nonoperating expenses of $7,096,000 were $2,346,000 higher than the same period last year. Interest expense declined by $358,000 to $7,590,000 in the current period primarily due to lower levels of debt partially offset by modestly higher average interest rates in the current period. Foreign currency exchange and translation losses totaled $633,000 in the current period compared with gains of $675,000 in the first nine months of the prior year. Nonoperating income for the prior fiscal year includes a gain of $1.0 million realized on transfer of Astron Building Systems marketing and manufacturing to a new Korean licensee.

            The Company's effective income tax rate was 36 percent during the first nine months of both fiscal 1998 and fiscal 1997.


Newly Issued Accounting Standards

            In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 requires that all derivative financial instruments be recognized as either assets or liabilities in the Company's consolidated balance sheets at fair value. If a derivative is not designated as a hedging instrument, changes in fair value are to be recognized as gains or losses in income in the period of change. If certain conditions are met, a derivative may be designated as a hedge, in which case the accounting for changes in fair value will not impact the income statement if the risk being hedged is effectively mitigated. Statement No. 133 is effective for fiscal year ending October 31, 2000, with initial application required as of the beginning of the first quarter of the fiscal year. The Company may also elect to adopt the provisions of Statement No. 133 earlier. Retroactive application of the statement is not permitted. The Company has not completed its evaluation of the impact of the new requirements.


LIQUIDITY AND CAPITAL RESOURCES

            The Company expects that sufficient financial resources, generated from both internal and external sources, will be available to meet operating needs, to meet scheduled debt repayments and to fund capital expenditure programs during the upcoming year. Cash and cash equivalents declined by $4,417,000 during the first nine months of fiscal 1998 and totaled $23,213,000 at period end. Cash provided by operating activities during the current period was $21,743,000 compared with cash provided of $32,627,000 in the first nine months of last year. The decrease is primarily attributable to the decrease of $9,231,000 in receivables from discontinued operations in the prior period in addition to the impact of an increase in accounts receivable of $8,262,000 in the current period.

            Cash used in investing activities was $13,289,000 in the first nine months of fiscal 1998 compared with $44,203,000 in the first nine months of last year which primarily reflects the use of cash totaling $39,359,000 to acquire the common stock of Ultra Hydraulics Limited in the prior year. Capital expenditures of $15,721,000 in the current period were $7,985,000 greater than capital expenditures for the first nine months of the prior year.

            Cash used by financing activities in the current period was $12,323,000 compared with cash provided of $9,812,000 last year. Cash used in financing activities in the current period reflects a net pay-down of long-term debt of $1,495,000 in addition to dividends paid of $7,357,000. During June 1998 the regular cash dividends paid on the Company's common stock was increased to $.15 per share which is 11 percent greater than the previous rate of $.135 per share. Cash provided by investing activities in the prior year period primarily reflects the issuance of long-term debt to finance the acquisition of Ultra Hydraulics Limited.

BUSINESS OUTLOOK

            Incoming customer orders received of $446,453,000 the first nine months of fiscal 1998 is an all-time Company record. Current period orders are 8 percent higher than orders received twelve months ago, parity adjusted. Bookings for the first nine months of fiscal 1998 for the Hydraulic Systems group totaled $301,761,000, a 7 percent increase above the level recorded during the same period last year. Bookings of $144,692,000 for the Building Systems and Metal Products group were 10 percent greater than the amount recorded in the first nine months of the prior year.

            The worldwide backlog of unshipped orders amount to $213,487,000 at July 31, 1998. The amount of unshipped orders is 14 percent higher than the balance at the end of fiscal 1997 and 8 percent higher than the ending order backlog twelve months ago, both adjusted for foreign currency exchange rate differences.

            Management believes that even though it will be a challenge to surpass last year's all time fourth quarter performance, the Company's order rates remain strong for an economy with so much uncertainty. Moreover, the Company enters the fourth quarter with order backlogs higher than at the beginning of the fiscal year as well as a year ago for both operating business groups. Management expects continued earnings growth from the Hydraulics Systems group for the remainder of fiscal 1998 and results should also improve in Metal Stampings where customer demand has rebounded from a slowdown in the two previous quarters of the year. Overall, the Company is positioned for another record year with expectations for a strong fourth quarter finish.


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

                           PART II. OTHER INFORMATION



     Item 5.     Other Information

                 The Securities and Exchange Commission has recently provided clearer guidelines for companies' exercise of discretionary voting authority with respect to shareholder proposals in connection with annual shareholder meetings. As a result, the Company will assume discretionary voting authority at the annual meeting of shareholders to be held in 1999 with regard to any shareholder proposals for which the Company does not receive proper notice on or before December 16, 1998 (45 days prior to the date the Company first mailed its proxy statement for the 1998 annual meeting of shareholders).

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

                 Exhibit 27.1 - Financial Data Schedule (filed herewith)

            (b)  Reports on Form 8-K

                 No reports were filed on Form 8-K during the quarter for which this report is filed.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           COMMERCIAL INTERTECH CORP.



Date   September 10, 1998                     By  /s/Steven J. Hewitt
      ----------------------------------        --------------------------------
                                                Steven J. Hewitt
                                                Senior Vice President and
                                                Principal Financial Officer

                           Commercial Intertech Corp.
                        Index To Exhibits Filed Herewith


Exhibit No.          Description
-----------          -----------

Exhibit 27.1     -   Financial Data Schedule