Form 10-K405
period 1998-10-31
COMMERCIAL INTERTECH CORP
filed 1999-01-27
CIK 22470

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1998

                         Commission File Number 1-10697

                           COMMERCIAL INTERTECH CORP.
             (Exact name of registrant as specified in its charter)

           Ohio                                                  34-0159880
-------------------------------                              -----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1775 Logan Avenue, Youngstown, Ohio                              44501-0239
-----------------------------------                          -----------------
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (330) 746-8011

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

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

           The aggregate market value of common shares held by non-affiliates of the Registrant at December 31, 1998 was approximately $170 million (based upon the closing price on that date). For purposes of this calculation only, affiliates of the Registrant are deemed to be the Registrant's directors, executive officers and their affiliates.

           As of December 31, 1998, 14,301,485 shares of Common Stock, par value $1, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

              Certain portions of the Notice of Annual Meeting of Shareholders March 24, 1999 and Proxy Statement filed January 25, 1999 have been incorporated by reference into Part III, Items 10 through 13 of this Annual Report on Form 10-K.

                                      INDEX

                           COMMERCIAL INTERTECH CORP.

                                                                                 Page No.
                                                                                 --------
PART I
------

ITEM 1.    Business................................................................  3

ITEM 2.    Properties..............................................................  6

ITEM 3.    Legal Proceedings.......................................................  6

ITEM 4.    Submission of Matters to a Vote of Security Holders.....................  7

ITEM 4A.   Executive Officers of the Registrant....................................  7

PART II
-------

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters     7

ITEM 6.    Selected Financial Data.................................................  8

ITEM 7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations................................................ 10

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk.............. 21

ITEM 8.    Financial Statements and Supplementary Data............................. 22

ITEM 9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure.................................................... 50

PART III
--------

ITEM 10.   Directors and Executive Officers of the Registrant...................... 50

ITEM 11.   Executive Compensation.................................................. 50

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.......... 51

ITEM 13.   Certain Relationships and Related Transactions.......................... 51


PART IV
-------
ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K........ 51

SIGNATURES......................................................................... 56

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

      (b) Financial information about industry segments:

      See "Note I - Segment Reporting" of the Consolidated Financial Statements on pages 41 through 43.

      (c) Narrative description of business:

HYDRAULIC SYSTEMS

      The Hydraulic Systems group consists primarily of gear pumps and motors, control valves and telescopic cylinders for use generally on heavy-duty mobile equipment such as dump trucks, cranes, refuse vehicles, front-end loaders, backhoes and mining machines. Other products manufactured by the Company include hydraulic test equipment for military and industrial applications, hydraulic steer transmissions for military vehicles, mobile electrical power generators, hydraulic tilt and trim mechanisms for recreational boating and axial piston pumps and motors for industrial and marine applications. The Company's gear pumps and motors, control valves and telescopic cylinders are sold primarily to original equipment manufacturers by the Company's hydraulic sales organization consisting of approximately 78 persons in the United States and Canada and approximately 71 persons outside North America. A portion of the Company's sales is made to independent distributors for resale primarily to the replacement market.

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

      The Company acquired the stock of ORSTA Hydraulik in May 1994. ORSTA Hydraulik, a former East German state-owned enterprise, is a manufacturer of hydraulic cylinders, piston and gear pumps and power packs.

      The Company believes that it is the largest supplier of gear pumps and is among the leading single- source suppliers of hydraulic systems for mobile equipment in the United States. The market for hydraulic components is highly competitive. The Company's Hydraulic Systems group competes on the basis of product quality and innovation, customer service and price.


BUILDING SYSTEMS AND METAL PRODUCTS

      The Building Systems and Metal Products group consists of two units: Metal Stampings and Building Systems (custom-engineered metal buildings by Astron).

      Astron, the European market leader in metal building systems, produces single and multi-story buildings that serve as aircraft hangars, indoor athletic facilities, automobile showrooms, offices, supermarkets, factories and warehouses. Astron buildings are sold throughout the twelve countries of the European Economic Community, in Scandinavia and in Eastern Europe, as well as in China and elsewhere in the Asia Pacific region. This division developed its own computerized building pricing and proposal system, known as Cyprion(R) that tailors buildings to customers' precise dimension and design requirements. Through Cyprion, Astron's nearly 400 qualified builder/dealers can provide pricing and building plans in a fraction of traditional architectural time. The builder/dealers are supported by Astron's sales force of approximately 98 persons. Additionally, Astron has developed state of the art work stations utilizing computer design technology which automatically configures optimum parameters for more efficient use of material maximizing manufacturing technology.

      The Company's Metal Stampings unit produces custom and standard metal stampings, including tank ends and a wide variety of other stamped steel products, such as wheels for tracked vehicles, components for railcar brake activators, couplings and covers for mechanical power differential and transmission applications, large circuit breaker covers, and circular closures and accessories for a broad variety of vessels and containers produced in sizes from four inches to 25 feet. Also known as tank ends or tank heads, this product line is the most comprehensive and extensive in the United States, serving thousands of customers from three manufacturing locations and four strategically located Distribution Centers.

      The Metal Stampings' Distribution Center concept is unique to the industry, and has successfully served both large and small vessel fabricators for over 35 years providing 48-hour delivery service. The Distribution Center concept remains a major contributor to the success of the Metal Stampings operations. The sales and marketing activities for metal stampings are conducted in North America, with exports to the Pacific Rim and South America, by a sales organization of approximately 22 persons. The Metal Stampings unit competes successfully for specialty custom designed and formed products in a variety of shapes and sizes with regional domestic companies that often have lower freight producing costs. Additionally, standard products are offered for sale from Metal Stampings' Distribution Centers in Saginaw, Texas; Chicago, Illinois; Hagerstown, Maryland; and Orange, California.

      The Company purchased the former Hall F&D Head Company (renamed the Southern Metals Division) in Saginaw, Texas, in 1995. This division along with the Orange County facility produces specialty medium and large-diameter products in a broad variety of circular shapes for the storage tank and pressure vessel industries.

      The Company's Building System and Metal Products group competes on the basis of product performance and price.

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


RESEARCH AND PRODUCT DEVELOPMENT

      The Company conducts research and development primarily for its Hydraulics Systems products. In fiscal 1998 the Company expended $6,915,000 for research and development activities compared with $6,984,000 and $5,897,000 in 1997 and 1996, respectively. The Company intends to continue to make substantial research and development expenditures in order to bring developmental products to market.


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


EMPLOYEES

      The Company employs 3,904 full-time employees worldwide. The Company believes that its labor relations are generally satisfactory.


BACKLOG

      The consolidated backlog of unfilled orders at the end of fiscal 1998 was approximately $192 million. Backlogs at the end of fiscal years 1997 and 1996 were $200 million and $142 million, respectively. The Company expects a substantial portion of its order backlog at the end of 1998 will be shipped during fiscal 1999.

      (d) Financial information about foreign and domestic operations and export sales:

      See "Note I - Segment Reporting" of the Notes to Consolidated Financial Statements on pages 41 through 43.

ITEM 2. PROPERTIES

      The principal facilities of the Registrant and its subsidiaries by industry segments are located in:

OWNED:
                                                    Building Systems and
Hydraulic Systems                                      Metal Products
-----------------                                   ---------------------

Youngstown, Ohio                                    Youngstown, Ohio
Hicksville, Ohio                                    Diekirch, Luxembourg
Kings Mountain, North Carolina                      Orange, California
Benton, Arkansas                                    Saginaw, Texas
Mairinque, Brazil
Grantham, England
Minneapolis, Minnesota
Blacktown, Australia
Port Melbourne, Australia
Warwick, England
Chemnitz, Germany
Geringswalde, Germany

LEASED:
                                                    Building Systems and
Hydraulic Systems                                      Metal Products
-----------------                                   ---------------------

Chanhassen, Minnesota                               Hagerstown, Maryland
Brisbane, Australia                                 Chicago, Illinois
Perth, Australia                                    Sternberk, Czech Republic
Cheltenham, England
Gloucester, England
Verona, Italy


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding executive officers of the Registrant is presented in
Part III of this report and is incorporated herein by reference.


                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

      The Company's common stock is traded on the New York Stock Exchange under the ticker symbol TEC. The following is the range of high and low sales prices and cash dividends paid per share by quarters for fiscal 1998 and 1997.


                                                             RANGE OF SALES
                                                                PRICES
                                                      ---------------------------           DIVIDENDS
                                                           HIGH              LOW            PER SHARE
                                                      ----------------------------          ---------
           1998:
              First quarter.......................... $ 21     1/4    $  16                 $  .135
              Second quarter.........................   24    9/16       18     1/4            .150
              Third quarter..........................   23    9/32       17    3/16            .150
              Fourth quarter.........................   22   13/16       14     1/4            .150
                                                                                             ------
                                                                                            $  .585
                                                                                            =======
           1997:
              First quarter.......................... $ 13    7/8     $   9     3/4         $  .135
              Second quarter.........................   13    3/8        11     1/8            .135
              Third quarter..........................   16               11     5/8            .135
              Fourth quarter.........................   19    1/4        14     3/4            .135
                                                                                             ------
                                                                                            $  .540
                                                                                            =======

      As of October 31, 1998, there were 3,614 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY OF FINANCIAL DATA, 1988 - 1998
Commercial Intertech Corp. and Subsidiaries

(in thousands, except per share data and ratios      1998        1997         1996       1995         1994        1993
                                                     ----        ----         ----       ----         ----        ----
INCOME DATA - Note A
  Net sales ....................................   $576,449    $526,624    $465,209    $459,137    $373,820    $317,806
  Gross profit .................................    142,843     139,284     124,216     122,015     106,832      88,243
  Interest expense .............................     10,204      10,493       7,083       6,238       4,262       5,472
  Income from continuing operations before
     income taxes ..............................     49,310      40,318      23,738      30,379      25,760      23,151
  Income taxes .................................     16,503      13,527       8,382       6,097       7,948       8,435
  Income from continuing operations ............     32,807      26,791      15,356      24,282      17,812      14,716
  Discontinued operations, accounting
     changes and extraordinary items ...........          0           0       2,039       6,101       7,269        (701)
  Net income ...................................     32,807      26,791      17,395      30,383      25,081      14,015
Earnings per share - Note B
     Income from continuing operations:
     Basic .....................................       2.23        1.83         .91        1.48        1.06         .86
     Diluted ...................................       1.90        1.56         .86        1.37        1.00         .81
  Net income:
     Basic .....................................       2.23        1.83        1.05        1.89        1.55         .81
     Diluted ...................................       1.90        1.56         .99        1.75        1.44         .77
  Dividends per share of common stock:
     Cash ......................................       .585         .54         .54         .51         .48         .45
     Stock .....................................         --          --          --          --          50%         --

OTHER FINANCIAL DATA - Note A
  Total assets .................................   $409,225    $384,798    $337,116    $402,679    $370,595    $302,295
  Current assets ...............................    208,103     189,996     190,403     182,859     172,760     114,082
  Less current liabilities .....................    122,959     127,345     116,223     117,420      99,482      78,934
     Net working capital .......................     85,144      62,651      74,180      65,439      73,278      35,148
  Net plant investment .........................    107,864     103,426      96,620      94,795      77,105      65,426
  Gross capital expenditures ...................     20,899      11,699      17,712      31,709      19,236       6,194
  Long-term debt ...............................    108,533     111,342      93,415      69,869      71,846      72,479
  Redeemable preferred stock ...................          0           0           0           0           0           0
  Shareholders' equity .........................    130,412     102,830      87,161     176,593     147,982     120,106
  Shareholders' equity per share - Note C ......       8.69        6.89        5.94       11.07        9.44        7.74
  Actual number of shares outstanding at
     year-end ..................................     14,267      14,125      13,560      15,440      15,199      15,056
  Average number of shares outstanding
     during the year - Note B ..................     13,870      13,567      14,578      14,956      14,813      14,711

RATIOS - Note A
  Gross profit to net sales ....................       24.8%       26.4%       26.7%       26.6%       28.6%       27.8%
  Income from continuing operations to
      net sales ................................        5.7%        5.1%        3.3%        5.3%        4.8%        4.6%
  Effective income tax rate ....................       33.5%       33.6%       35.3%       20.1%       30.9%       36.4%
  Income from continuing operations to
     average shareholders' equity ..............       28.1%       28.2%       11.6%       15.0%       13.3%       12.4%
  Ratio of current assets to current liabilities     1.69:1      1.49:1      1.64:1      1.56:1      1.74:1      1.45:1
  Ratio of long-term debt to  shareholders'
     equity plus long-term debt ................       45.4%       52.0%       51.7%       28.3%       32.7%       37.6%

Note A - Years 1996 and prior have been restated to reflect the 100 percent spin-off of CUNO Incorporated as of September 10, 1996. Fiscal years 1991-1998 have been computed in accordance with Employers' Accounting for Postretirement Benefits Other Than Pensions, FASB Statement No. 106. Fiscal years 1992-1998 have been computed in accordance with Accounting for Income Taxes, FASB Statement No. 109. Prior years have not been restated for FASB Statements No. 106 and No. 109.
Note B - Earnings per share data has been computed in accordance with Earnings Per Share, FASB Statement No. 128, for all years presented. Average number of shares outstanding during the year have been restated for all years presented and represents the denominator used for basic earnings per share calculations. Weighted average number of shares outstanding used for earnings per share computations have been adjusted for all subsequent share dividends.
Note C - Based on actual number of shares outstanding at end of period adjusted for all subsequent share dividends.

SUMMARY OF FINANCIAL DATA, 1988 - 1998
Commercial Intertech Corp. and Subsidiaries

(in thousands, except per share data and ratios)       1992          1991          1990         1989         1988
                                                       ----          ----          ----         ----         ----
INCOME DATA - Note A
  Net sales .....................................   $ 322,413     $ 305,942     $ 322,167    $ 300,640     $ 279,369
  Gross profit ..................................      94,550        90,801       101,061       96,180        83,072
  Interest expense ..............................       4,650         4,549         4,592        6,168         7,576
  Income from continuing operations before
     income taxes ...............................      28,163        32,150        41,636       42,085        27,944
  Income taxes ..................................       9,402        13,242        17,809       16,251        11,552
  Income from continuing operations .............      18,761        18,908        23,827       25,834        16,392
  Discontinued operations, accounting changes and
     extraordinary items ........................      (1,325)       (7,805)        3,780      (19,104)          172
   Net income ...................................      17,436        11,103        27,607        6,730        16,564
Earnings per share - Note B
  Income from continuing operations:
     Basic ......................................         .99           .87          1.17         1.49          1.00
     Diluted ....................................         .93           .81          1.11         1.40           .95
  Net income:
     Basic ......................................         .89           .33          1.40          .39          1.01
     Diluted ....................................         .85           .32          1.32          .39           .96
  Dividends per share of common stock:
     Cash .......................................         .45           .45           .44          .40           .38
     Stock ......................................          --            --            --           --            --

OTHER FINANCIAL DATA - Note A
  Total assets ..................................   $ 301,734     $ 289,712     $ 315,617    $ 298,252     $ 279,073
  Current assets ................................     113,209       102,330       124,936      109,474       100,129
  Less current liabilities ......................      76,040        62,383        70,775       74,423        61,981
     Net working capital ........................      37,169        39,947        54,161       35,051        38,148
  Net plant investment ..........................      70,586        71,753        71,376       58,166        51,628
  Gross capital expenditures ....................       7,387        11,543        16,432       12,056         7,145
  Long-term debt ................................      79,974        48,268        64,871       39,175        57,429
  Redeemable preferred stock ....................           0        38,491        37,594            0             0
  Shareholders' equity ..........................     117,405       112,608       124,891      170,463       146,828
  Shareholders' equity per share - Note C .......        7.74          7.59          8.45         8.96          8.85
  Actual number of shares outstanding at year-end      14,864        14,686        14,781       19,030        16,585
  Average number of shares outstanding
     during the year - Note B ...................      14,563        14,539        16,503       17,394        16,470

RATIOS - Note A
  Gross profit to net sales .....................        29.3%         29.7%         31.4%        32.0%         29.7%
  Income from continuing operations to net sales          5.8%          6.2%          7.4%         8.6%          5.9%
  Effective income tax rate .....................        33.4%         41.2%         42.8%        38.6%         41.3%
  Income from continuing operations to average
     shareholders' equity .......................        16.3%         15.9%         16.1%        16.3%         11.8%
  Ratio of current assets to current liabilities       1.49:1        1.64:1        1.77:1       1.47:1        1.62:1
  Ratio of long-term debt to shareholders' equity
     plus long-term debt ........................        40.5%         30.0%         34.2%        18.7%         28.1%

Note A - Years 1996 and prior have been restated to reflect the 100 percent spin-off of CUNO Incorporated as of September 10, 1996. Fiscal years 1991-1998 have been computed in accordance with Employers' Accounting for Postretirement Benefits Other Than Pensions, FASB Statement No.
         106. Fiscal years 1992-1998 have been computed in accordance with Accounting for Income Taxes, FASB Statement No. 109. Prior years have not been restated for FASB Statements No. 106 and No. 109.
Note B - Earnings per share data has been computed in accordance with Earnings Per Share, FASB Statement No. 128, for all years presented. Average number of shares outstanding during the year have been restated for all years presented and represents the denominator used for basic earnings per share calculations. Weighted average number of shares outstanding used for earnings per share computations have been adjusted for all subsequent share dividends.
Note C - Based on actual number of shares outstanding at end of period adjusted for all subsequent share dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS  1996 - 1998

RESULTS OF OPERATIONS
Consolidated Results

         The Company announced on July 29, 1996 that the Board of Directors had voted to declare a dividend to Commercial Intertech Corp.'s common shareholders of 100 percent of the common stock of CUNO Incorporated ("CUNO"), the fluid purification segment of the business. Each holder of record of Commercial Intertech common shares at the close of business on September 10, 1996, the payable date for the Distribution, received one share of CUNO Common Stock for every one share of Commercial Intertech common share. The financial results of CUNO have been restated and presented as a discontinued operation in the accompanying consolidated financial statements for the period.

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

         Continued strength in the U.S. economy and improved conditions in Europe and Brazil enabled the Company to surpass the record sales and earnings established last year. Income from continuing operations before extraordinary items of $32.8 million in 1998, which includes an after-tax gain of $2.9 million realized on the sale of vacant land in Europe, was 22 percent higher than the $26.8 million achieved in 1997 and more than 46 percent higher than earnings in 1996, excluding nonrecurring defense and reorganization charges of $7.1 million after tax. Excluding the after-tax gain on the sale of vacant land, 1998 earnings from continuing operations of $29.9 million exceeded 1997 earnings by 12 percent and 1996 earnings, as adjusted, by 33 percent.

     Bar chart showing net sales by geographic area (in millions):

                                              1998          1997          1996
                                            -------       -------       -------
           United States                  $   328.1     $   291.4     $   252.4
           Europe                             230.3         214.1         192.7
           Other Foreign Operations            18.0          21.1          20.1

     Record sales in fiscal 1998 of $576.4 million were higher than those in 1997 and 1996 by 11 percent and 30 percent, respectively, after adjusting for the effects of exchange rate differences on foreign sales reported in U.S. dollars. Most of the improvement resulted from increased volume as price increases have been relatively modest over the three-year period. Export sales from the U.S., which have increased in each of the last three years, were up 10 percent over those in 1997 reflecting increased shipments to nonaffiliated customers in Canada and South America. Domestic operations accounted for 57 percent of the Company's total sales in 1998 versus 55 percent in 1997 and 54 percent in 1996. Domestic sales for the Hydraulic Systems group increased substantially over this period, up 17 percent and 36 percent over those in 1997 and 1996, respectively. Sales for the Company's overseas operations increased by 9 percent over those in 1997 on a parity-adjusted basis. Most of the year-over-year gain occurred in Europe reflecting increased demand for both the Hydraulic and Building Systems product lines. Sales were also higher in Brazil but were flat in the United Kingdom. Revenues were lower in Australia as a result of the continued financial crisis in Asia.

         Bar chart showing operating income by operating segments (in millions):


                                              1998          1997          1996
                                            -------       -------       -------
           Hydraulic Systems              $    31.9     $    26.9     $    19.6
           Building Systems and
               Metal Products                  23.3          21.9          15.8

         Operating income of $55.2 million was higher than income in 1997 and 1996 by 13 percent and 56 percent, respectively, after adjusting for the $8.2 million nonrecurring defense and reorganization costs incurred in 1996. Operating income increased 19 percent for the Hydraulic Systems group following last year's 37 percent increase over 1996. The Building Systems and Metal Products group also reported an increase in operating income for the year on the strength of improved performance for the Astron Division where revenues were higher than the preceding year by 17 percent on a parity- adjusted basis. Results for the Metal Stampings Division in the U.S. were lower in the current period due, principally, to weaker demand from customers in the container industry. Operating income for the Metals group exceeded income in 1997 and 1996 by 6 percent and 48 percent, respectively.

         ORSTA, a manufacturer of hydraulic cylinders, piston pumps and gear pumps, was acquired in 1994 from the Truehandanstalt ("THA"), the regulatory agency of the Federal Republic of Germany responsible for privatizing state-owned enterprises in this region. Under terms of the Purchase Agreement, Commercial Intertech tendered no financial consideration to acquire the shares of the business but received in addition to net assets, cash contributions from the THA to fund pre-existing capital investment programs and cover estimated operating losses over a period of two years. The loss indemnification was recorded as a deferred credit (negative goodwill) and subsequently amortized to income through cost of products sold in accordance with a predetermined schedule through the end of the second quarter in fiscal 1996. Additional operating subsidies were received from the German government at the outset of fiscal 1997 and were amortized to income in a similar fashion through the end of fiscal 1998. The combined German operations represented by this acquisition incurred operating losses, net of subsidy amortization, of $3.2 million in 1998, $5.4 million in 1997 and $7.8 million in 1996. Revenues amounted to $36.1 million, $34.7 million and $38.2 million, respectively (see Note K).


Industry Segments
- Hydraulic Systems

                                             1998      1997        1996
                                             ----      ----        ----
                    Net Sales               $390.5    $353.0     $294.3
                    Operating Income          31.9      26.9       19.6
                       Pct To Sales            8.2%      7.6%       6.7%

         The Hydraulic Systems segment accounted for 68 percent of the Company's total sales and 58 percent of total operating income in 1998. Revenues in this segment of $390.5 million were higher than last year by $37.5 million or 11 percent, while operating income of $31.9 million exceeded operating income in 1997 by $5.0 million or 19 percent. Both represent new records for the Hydraulic Systems group. The domestic sector of this segment reported a 17 percent increase in revenue over 1997 and a 36 percent increase over 1996 reflecting strong demand from original equipment manufacturers in the truck, refuse, construction, material handling and marine equipment industries. Most of the Company's U.S. business units reported improvements in operating income in 1998 with the Controls and Cylinder Divisions achieving record operating profits for the year. Overseas, earnings were lower for units located in the United Kingdom and Australia where business conditions were generally depressed throughout the year. Ultra Hydraulics Limited, a U.K.-based manufacturer of a line of gear pumps for sale to mobile equipment markets in the United Kingdom, Europe, the United States and the Far East, also suffered from an unreliable supply of purchased components and a number of operational difficulties during the year. Ultra Hydraulics was acquired by the Company in November 1996. In Germany, operating losses narrowed substantially again in 1998 as a result of increased revenue, a reduction in the number of fixed support employees, the exit of some certain nonperforming product lines, general improvements in selling prices and lower costs for purchased components. A strong local economy and increased penetration into the agriculture and construction equipment segments contributed to record revenues and operating income for our operating unit in Brazil.

         Capital expenditures amounted to $17.7 million for this segment in 1998 versus expenditures of $9.9 million in 1997 and $13.9 million in 1996. Included in the total for the current year are expenditures to replace worn-out equipment, increase capacity and improve factory performance at major facilities in the U.S., Germany and the United Kingdom; establish production capabilities for a new line of auxiliary control valves to be sold in Europe and the United Kingdom; and replace outdated computer hardware and software systems for major operations in the U.S. and Europe

         Incoming orders for the Hydraulic Systems group in 1998 were just under the record set last year while the backlog of unfilled orders to start the new fiscal year was 11 percent lower, after adjusting for currency differences. A significant portion of the year-over-year decline in ending backlog occurred overseas reflecting weaker business conditions to start the new year for operations in Brazil and the United Kingdom.

- Building Systems and Metal Products

                                            1998         1997        1996
                                            ----         ----        ----
                  Net Sales                $186.0       $173.6      $170.9
                  Operating Income           23.3         21.9        15.9
                     Pct To Sales            12.5%        12.6%        9.2%

         The Building Systems and Metal Products segment accounted for 32 percent of the Company's total sales and 42 percent of total operating income in 1998. Revenues in this segment of $186.0 million were up 7 percent compared to 1997 and 9 percent compared to 1996 on the strength of increased activity in Building Systems. Sales for the Astron Division exceeded those of last year by 17 percent on a parity-adjusted basis reflecting favorable economic conditions in Western Europe and continued expansion into East European markets where revenues collectively were higher than the previous year by 37 percent. Sales were down slightly in 1998 for the U.S. Metal Stampings operations as a result of soft business conditions in the container industry. Operating income for the segment of $23.3 million exceeded operating income in 1997 and 1996 by 6 percent and 48 percent, respectively. Income for the Metal Stampings Division in the U.S. was down marginally from the preceding year on reduced sales volume while earnings for the Astron Division, up 14 percent and 74 percent from 1997 and 1996, respectively, were the highest in six years.

         Capital expenditures for this segment amounted to $3.2 million in 1998 versus $1.8 million in 1997 and $3.9 million in 1996. Nearly two-thirds of the expenditures in 1998 and 1997 pertain to installation of new computer systems and the automation, refurbishment and replacement of production equipment in the U.S. The remaining expenditures in these years relate to investments in increased production capacity and office automation for the Astron Division. Nearly two-thirds of the 1996 expenditures pertained to production equipment for the Astron Division, including equipment purchases for the satellite manufacturing facility located in the Czech Republic.

         Incoming orders for domestic operations in 1998 were slightly higher than last year while bookings in the Astron Division were up 12 percent over those of 1997 on a parity-adjusted basis. The backlog of unfilled orders to start the new year is 15 percent higher in the U.S. and 13 percent higher for the Astron Division after adjusting for foreign currency differences.

Nonoperating Income and Expense

         Interest received from investments decreased from $0.9 million in 1997 to $0.7 million in 1998 due, primarily, to available funds being used to reduce long-term debt and fund current capital spending. Investment yields were marginally higher than those in previous periods.

         Approximately 90 percent of total interest expense incurred on borrowed funds in 1998 resulted from long-term obligations. Most of the long-term interest expense derives from the senior unsecured notes and the senior unsecured revolving credit agreement. The notes consist of a 7.61 percent senior unsecured offering placed with a group of institutional investors in July 1997. Remaining interest expense primarily results from long-term debt to fund major construction projects, equipment leases and short-term borrowings to support current operations. Effective interest rates paid by the Company have increased since last year due to a slightly higher rate on the unsecured revolving credit agreement. Short-term rates have fluctuated on an interim basis with interest rates significantly higher for local currency debt in Brazil.

         Foreign currency exchange and translation gains and losses are included in other nonoperating expense. These amounts totaled losses of $1.0 million in 1998 and $0.5 million in 1997 and a gain of $0.3 million in 1996. The Company utilizes foreign currency forward contracts to hedge the principal and interest due on loans which are periodically made with foreign subsidiaries. Deferred gains and losses from such hedging activities were negligible at the end of the current fiscal period (see Note J). Effective for the quarter ended January 31, 1998, the Company changed its foreign currency translation policy for its operation in Brazil to reflect a change in the local economy to a non-highly inflationary status.

         Other nonoperating income for 1998 includes a pre-tax gain of $4.5 million from the sale of vacant property located in Europe, while 1996 includes a $1.6 million gain on the sale of unused assets principally located in the United Kingdom and Germany. Included in 1997 is $1.0 million from the transfer of Astron Building Systems marketing and manufacturing rights to a new licensee in Korea.

Taxes

         The Company's effective tax rate remained at 34 percent in 1998 and 1997 compared to 35 percent in 1996. The Company continues to utilize the tax loss carryforwards acquired with the ORSTA business in 1994 to shelter earnings of the Company's other operations in Germany, including those of an Astron subsidiary. Under German law, the operating loss carryforwards may only be used to offset taxable income generated by German subsidiaries. Remaining ORSTA net operating losses of approximately $123.9 million may be carried forward indefinitely and are expected to provide tax relief on income earned by all operations in Germany for a number of years. Effective rates are also reduced by the favorable tax impact of reserve contracts. Partially offsetting these benefits were the tax consequences of repatriating foreign earnings and state and local taxes levied on domestic income.

Impact of Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations thereby causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Year 2000 Issue could also impact embedded systems which are devices which are used to control, monitor or assist in the operation of the Company's plant, machinery and equipment. Embedded systems are an integral part of the system in which they operate and the impact of the Year 2000 Issue may not be obvious in these instances. Embedded systems can affect manufacturing and process control systems, communications systems, systems related to the operation of buildings and premises and the operation of office equipment.

         The Company completed an assessment which indicated that it will be required to modify or replace portions of its software to ensure that its computer systems will function properly with respect to dates in the year 2000 and thereafter. A significant portion of the tasks identified by the assessment have either been completed or are in the process of being completed. The Company presently believes that, upon completion of all the required modifications, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if all system modifications are not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company. The Company's assessment also included an analysis of the impact of the Year 2000 Issue with regard to its embedded systems to provide reasonable assurance that all plant, machinery and equipment on which the Company depends will continue to function in a satisfactory manner in the year 2000 and beyond. The Company has utilized, and will continue to utilize, both internal and external resources to reprogram, replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems. Current assessments indicate that projects to achieve Year 2000 compliance will be completed by the end of our fiscal year 1999. Presently, it is estimated that more than 50 percent of such projects are complete. The Company does not currently expect to develop a formal contingency plan against failure to complete the project.

         Concurrent with the Year 2000 Issue, the Company is in the process of replacing outdated computer hardware and software at major facilities in the U.S. and Germany. The computer hardware and software being installed in those countries will increase the functionality and efficiency of information technology systems required to support manufacturing processes and administrative functions. Costs incurred in this regard are being capitalized in accordance with the Company's accounting policies. The amount capitalized thus far in connection with these replacement programs is approximately $2.5 million. Costs for converting the remainder of the Company's computer systems to ensure Year 2000 compliance are estimated to be $0.5 million before tax. Of this amount, approximately $0.1 million was expended in fiscal 1998. Such conversion costs are expensed as incurred.

         Management's estimates of cost and time necessary to complete tasks associated with the Year 2000 project were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

            The Company also made inquiries with regard to certain of its vendors and suppliers with which it has a significant relationship in order to identify any potential material adverse effects that may impact such third parties as a result of the Year 2000 Issue. Although the Company believes its efforts will adequately address the Year 2000 Issue internally, it is possible that the Company will be adversely affected by problems encountered by its vendors or suppliers. Despite any vendor's or supplier's certification regarding Year 2000 compliance, there can be no assurance that the vendor's or supplier's ability to provide goods and services will not be adversely affected by the Year 2000 Issue. The most likely worst-case scenario would be that a failure by the Company or one or more of its vendors or suppliers to adequately and timely address the Year 2000 Issue would interrupt manufacturing of the Company's products for an indeterminable period of time. The Company intends to identify alternative vendors should a vendor's ability to meet the Company's raw material and supply requirements be impacted by the Year 2000 Issue. While the Company believes it can minimize the impact of such non-compliance through the use of these alternative vendors, a disruption in production could have a material adverse impact on the Company.

Impact of Euro Conversion

         On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and a new common currency called the "euro." The participating countries have agreed to adopt the euro as their common legal currency on that date. The euro will trade on currency exchanges and be available for non-cash transactions. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, payment for goods and services can be made using either the euro or the participating country's legacy currency. Beginning January 1, 2002, the participating countries will withdraw all bills and coins denominated in the legacy currencies making conversion to euro complete.

         The euro conversion is expected to stimulate cross-border competition by creating cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis. Marketing strategies for goods and services may become more international and less local. Some businesses may need to adjust product and service prices to remain competitive in a broader European market. Businesses may also need to adapt to changing costs (including labor costs) due to competitive pricing adjustments by suppliers. The Company has reviewed the marketing strategies and the cost structures of its European operations and does not expect significant changes in current pricing strategies as a result of implementation of the euro. In addition, the Company does not expect changing competitive pressures resulting from the euro conversion to significantly impact the Company's businesses or its operating results, financial position or liquidity.

         The Company has reviewed its information systems software and identified modifications necessary to ensure business transactions can be conducted consistent with the requirements of the conversion to the euro. Certain of these modifications have been implemented and others will be implemented during the course of the transition period. The Company expects that modifications not yet implemented will be made on a timely basis and expects the incremental cost of the euro conversion to be immaterial. Any costs associated with implementing changes to comply with the euro conversion are expensed as incurred.

         The Company has also addressed the impact of euro conversion on matters such as currency exchange rate risk, taxation, and continuity of contracts including continuity of contracts involving derivatives and other financial instruments. The impact of euro conversion in these areas is not expected to significantly impact operating results, financial condition or liquidity.

         The Company believes it has identified all euro conversion issues and formulated and implemented appropriate action plans. However, there can be no certainty that such plans will successfully address euro conversion issues or that external factors may arise as a result of euro conversion, either of which may have an adverse effect on the Company's operations.

Accounting Standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income." This Statement, which defines comprehensive income and outlines certain reporting and disclosure requirements related to comprehensive income, is effective for the first quarter ending January 31, 1999. Adoption of this standard will not impact the Company's consolidated financial condition or results of operations.

         Also in June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Statement requires the Company to evaluate its present reporting and disclosure requirements regarding operating segments. The Statement is effective for fiscal year ending October 31, 1999. The Company has not completed its evaluation of the impact of the new disclosure requirements. The Statement will not affect the amounts recorded in the consolidated financial statements.

         In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Statement revises the disclosure requirements relative to pension and other postretirement benefit information that is included in annual financial statements and is effective for fiscal year ending October 31, 1999. Statement No. 132, which does not change the measurement or recognition of pension or other postretirement benefits, will not impact the Company's consolidated financial condition or results of operations.

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal year ending October 31, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the Statement will have a significant effect on consolidated earnings or financial position of the Company.

         In 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5 "Reporting on the Costs of Start-up Activities." SOP 98-1 requires companies to adopt uniform rules in their financial statements in accounting for the costs of computer software developed or obtained for internal use. SOP 98-5 defines start-up activities and requires that companies expense start-up costs and organization costs as incurred. Both SOP's are effective for the fiscal year ending October 31, 2000. The Company does not expect either SOP to have a material impact on the consolidated financial condition or result of operations.


LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is generally defined as the ability to generate cash, by whatever means available, to satisfy the short and long-term needs of the Company. With respect to cash flow in 1998, the balance of cash and cash equivalents increased from $27.6 million at the end of 1997 to a total of $35.9 million at the end of the current period - a difference of $8.3 million. Cash generated from the Company's continuing operations amounted to $36.6 million in 1998, representing a decrease of $17.4 million from the previous year. Lower accounts payable and accrued expenses along with the absence of a receivable from discontinued operations were the principal factors in the year-over-year decrease in cash generated. Amortization of intangibles and deferred credit, postretirement benefits and deferred income taxes are noncash in nature and, therefore, had no effect on cash flow in these periods.

         Cash used in investing activities amounted to $14.1 million in 1998 after reflecting the $4.1 million in proceeds from the sale of vacant land in Europe. Capital expenditures totaled $20.7 million for the year versus $11.4 million in 1997 and $18.0 million in 1996 (see Note I). Approximately 50 percent of the current year spending pertained to investments in the U.S. for expansion of production capacity, improvements in manufacturing performance, machine tools for the manufacture of new products, and the installation of advanced computer systems to support manufacturing processes and administrative functions. Investments in equipment for new products and improved manufacturing capabilities for the operations in Germany and the United Kingdom accounted for most of the overseas capital spending.

         Completion of two new manufacturing facilities in the U.S., the purchase of production equipment for the satellite facility in the Czech Republic, production equipment and other operating improvements for the ORSTA units accounted for most of the capital spending during 1997 and 1996. Authorized but unspent capital expenditure programs totaled $22.5 million at fiscal year-end. Major projects included the Astron Building Systems expansion in the Czech Republic, installation of new manufacturing equipment to produce new products in the U.S. and Europe, and completion of computer hardware and software installations.

         Cash used in financing activities totaled $16.2 million. Principal activities included the net repayment of $3.9 million of long-term debt, transactions associated with reserve contracts and the distribution of dividends to shareholders. Dividends totaled $9.9 million in 1998, of which $8.1 million were paid to shareholders of common stock.

         During a hostile takeover attempt in 1996, the Company completed a refinancing program to fund the repurchase of 2.0 million common shares, retire the $45.0 million senior notes that were outstanding and purchase the employee stock ownership plan's senior notes.

         Internal cash flows are expected to be sufficient to provide the capital resources necessary to support operating needs and finance capital expenditure programs in the coming year. The Company and its foreign subsidiaries have made and will continue to make loans among affiliates of the consolidated group to fund worldwide cash requirements when interest rate spreads make it cost effective to do so. Foreign currency forward contracts are used to hedge the lending affiliate's receipt of principal and interest due from these loans (see Note J). The forward contracts are an effective hedge against fluctuations in the value of the foreign currency. The Company has available $80.0 million of a $125.0 million credit facility which expires in 2001. The funds available to the Company under this agreement may be used for any general corporate purpose. Including this facility, total credit lines of $124.6 million, denominated in both domestic and foreign currencies, were available to the Company at fiscal year-end. Borrowing rates to start the new year were generally lower than the same period a year ago, reflecting prevailing market conditions.


MARKET RISK

         In the normal course of business, the financial position of the Company is routinely subjected to a variety of market risks. For the Company, the primary market risks are the impact of interest and currency rate movements on outstanding debt and non-U.S. dollar denominated assets and liabilities. The Company does not currently utilize material derivative financial instruments which expose the Company to significant market risk.

         A significant portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products principally in the United States, Germany, Luxembourg and the United Kingdom and sells its products in those markets as well as other markets worldwide. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures and/or distributes its products. To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency based sales, the Company sometimes enters into foreign exchange forward contracts to hedge certain foreign currency sales transactions although no such hedges existed at October 31, 1998.

         The majority of the Company's outstanding indebtedness at October 31, 1998 is denominated in U.S. dollars and pounds sterling (see Note B). Therefore, changes in interest expense are primarily sensitive to changes in the general level of interest rates in the United States and the United Kingdom. Additionally, the U.S. dollar equivalent carrying value of pound sterling denominated debt is sensitive to changes in foreign currency exchange rates. To mitigate the impact of fluctuations in interest rates, the Company maintains a portion of its overall indebtedness as fixed rate. The portion maintained as fixed rate is dependent on many factors including judgements as to future trends in interest rates.

         From time to time, the Company and its foreign subsidiaries make loans among affiliates of the consolidated group. Generally, these loans are made when the Company can borrow at lower interest rate spreads than are available to the borrowing affiliate in its local market. Foreign currency forward contracts are used to hedge the lending affiliate's receipt of principal and interest due from the loans. The forward contracts are an effective hedge against fluctuations in the value of the foreign currency.

         The Company regularly assesses the above-described market risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, the Company does not anticipate any material losses in these areas.

         For disclosure purposes, the Company uses sensitivity analysis to determine the impacts that market risk exposures may have on the fair values of the Company's debt and financial instruments. The financial instruments included in the sensitivity analysis consist of all of the Company's cash and cash equivalents, long-term and short-term debt and all derivative financial instruments. Foreign currency forward contracts used to hedge loans among affiliates of the consolidated group constitute the Company's portfolio of derivative financial instruments as of October 31, 1998.

         To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The fair values for interest and foreign currency exchange risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at October 31, 1998. The fair values that result from these computations are compared with the fair values of these financial instruments at October 31, 1998. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. The results of the sensitivity analysis at October 31, 1998 are as follows:

         Interest Rate Sensitivity: A 10 percent decrease in the levels of interest rates with all other variables held constant would result in a decrease in the fair value of the Company's financial instruments by $2.3 million. A 10 percent increase in the levels of interest rates with all other variables held constant would result in an increase in the fair value of the Company's financial instruments by $2.3 million. The Company maintains a portion of its financial instruments, including long-term debt of $45 million at October 31, 1998, at variable interest rates. If interest rates were to increase 10 percent, the impact of such instruments on cash flows or earnings would not be material.

         Foreign Currency Exchange Rate Sensitivity: A 10 percent movement in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in the fair value of the Company's financial instruments by $2.3 million or an increase in the fair value of the Company's financial instruments by $2.8 million.

IMPACT OF INFLATION AND CHANGING PRICES

         Rates of inflation were moderately lower than the previous year, ranging from less than 2 percent to 3 percent in most instances. Manufacturing and operating costs generally advanced in line with inflation, but the continuing trend of competitive pressures and price resistance in the marketplace limited the extent to which cost increases could be passed along to customers in 1998. Consequently, the Company relied upon volumetric efficiencies, productivity improvement and cost-saving measures to mitigate the erosion in profit margins caused by the shortfall in pricing.

         The ability to recover cost increases and maintain margins continues to be a major challenge for most operating units, and the Company relies upon cost containment, aggressive purchasing, quality initiatives and cost-saving capital investments to combat profit erosion and remain competitive.


BUSINESS OUTLOOK

         The consolidated backlog of unfilled orders amounted to approximately $192 million at the end of the year which, after adjusting for the effects of exchange rate differences on foreign segments, represents a decrease of 5 percent over the previous fiscal year end. The backlog for the Hydraulic Systems group is down 11 percent from the beginning of the year following a 15 percent decline in fourth quarter bookings versus the third quarter of 1998. Ending backlogs in Metal Stampings and Astron divisions were higher than last year by 15 percent and 13 percent, respectively.

         Current business conditions suggest moderate 1999 revenue growth for Building Systems and Metal Products against the potential for declining sales in Hydraulic Systems. These conditions should be offset by a number of positive factors, including our aggressive programs regarding the development of new products and ongoing market penetration; continued improvements toward profitability for the German operations; consolidation of certain U.S. facilities; increased operating efficiencies from capital investments; expanded facilities in Eastern Europe for the marketing, engineering and manufacture of Astron structures; and the worldwide implementation of additional cost containment actions.

         Absent further decline in economic and industry conditions, we expect earnings, exclusive of nonrecurring gains and losses, to continue to grow in fiscal 1999, although at a more modest rate than that enjoyed in 1998 and 1997. To achieve our objectives for 1999, the Company is examining every aspect of how we conduct our business, from the acceleration of key strategic initiatives to the search for additional cost containment opportunities. Subsequent to the close of fiscal 1998 we have implemented a comprehensive program to reduce operating costs ranging from personnel reductions to more stringent procedures regarding controllable costs. These actions will involve voluntary early retirements, other employee separations, consolidation of certain domestic facilities and other overhead reduction efforts. Related charges to implement these programs, which will be recognized in the first quarter of fiscal 1999, are estimated to range from $3.0 million to $3.5 million after taxes. Annual savings are expected to exceed $5.0 million before taxes as a result of these efforts.

         We continue to monitor the financial crisis in the Asia Pacific region as well as recent economic developments in Brazil. While our direct exposure in these areas has been relatively minor, the greater risk to the Company lies in the broader effects which unfavorable conditions in these regions ultimately have on capital markets and economic conditions in other parts of the world. The ongoing impact of any such effects on the Company, its customers or suppliers cannot be determined at this time.

         The Company will continue its accelerated program to enhance manufacturing efficiency through capital investment. Capital expenditures authorized but unspent at fiscal year end totaled $22.5 million. The Company continues to identify and implement strategic initiatives, and reduce overhead where possible to lower operating costs and improve profitability. Excluding nonrecurring items, we anticipate modest improvement in income for 1999 as a result of the competitive advantages which these programs provide; our ability to meet the challenges of globalization and increased international competition; and expectations for moderate growth in world economies.


FORWARD-LOOKING INFORMATION

         Because Commercial Intertech wants to provide shareholders with more meaningful and useful information, this Annual Report contains certain statements which reflect the Company's current expectations regarding the future results of operations, performance and achievements. Commercial Intertech Corp. has tried, wherever possible, to identify these "forward looking" statements by using such words as "anticipate," "believe," "estimate," "expect" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to risks and uncertainties which could cause the Company's actual results, performance or achievements to differ materially from those expressed in or implied by these statements. These risks and uncertainties include the following: the effectiveness of the Company's program to reduce general corporate and operating unit overhead; volumes of shipments of the Company's products, changes in the Company's product mix and product pricing; cost of raw materials; the rate of economic and industry growth in the United States and other countries in which the Company conducts its business; economic and political conditions in the foreign countries in which the Company conducts a substantial part of its operations and other risks of expropriation; the Company's ability to protect its technology, proprietary products and manufacturing techniques; changes in technology, changes in industrial requirements and risks generally associated with new product introductions and applications; and domestic and international competition in the Company's global markets. The Company is not obligated to update or revise the "forward looking" statements to reflect new events or circumstances.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

         Information regarding market risk of the Registrant is presented under the caption "Market Risk" which is included in Item 7 of this report and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENTS OF CONSOLIDATED INCOME
Commercial Intertech Corp. and Subsidiaries

                                                            Year Ended October 31,
                                                         1998          1997          1996
                                                         ----          ----          ----
                                                      (in thousands, except per share data)

Net sales ........................................    $ 576,449     $ 526,624     $ 465,209
Less costs and expenses:
   Cost of products sold .........................      433,606       387,340       340,993
   Selling, administrative and general expenses ..       87,616        90,516        88,799
   Nonrecurring defense and reorganization costs .            0             0         8,202
                                                      ---------     ---------     ---------
                                                        521,222       477,856       437,994
                                                      ---------     ---------     ---------
Operating income .................................       55,227        48,768        27,215

Nonoperating income (expense):
   Interest income ...............................          682           880         1,031
   Interest expense ..............................      (10,204)      (10,493)       (7,083)
   Gain on sale of assets ........................        4,957           506         1,603
   Other .........................................       (1,352)          657           972
                                                      ---------     ---------     ---------
                                                         (5,917)       (8,450)       (3,477)
                                                      ---------     ---------     ---------
Income from continuing operations before
   income taxes and extraordinary items ..........       49,310        40,318        23,738

Provision for income taxes:
   Current .......................................       12,557        12,259        10,875
   Deferred ......................................        3,946         1,268        (2,493)
                                                      ---------     ---------     ---------
                                                         16,503        13,527         8,382
                                                      ---------     ---------     ---------
Income from continuing operations before
   extraordinary items ...........................       32,807        26,791        15,356
Income from discontinued operations (net of income
   taxes of $4,857) ..............................            0             0         6,083
Extraordinary items (losses on early retirement of
   debt, net of income tax benefits of $2,694) ...            0             0        (4,044)
                                                      ---------     ---------     ---------
Net income .......................................    $  32,807     $  26,791     $  17,395
                                                      =========     =========     =========

Preferred stock dividends and adjustments ........       (1,842)       (1,895)       (2,058)
                                                      ---------     ---------     ---------

Net income applicable to common stock ............    $  30,965     $  24,896     $  15,337
                                                      =========     =========     =========

Earnings per share of common stock:
    Basic:
     Income from continuing operations before
       extraordinary items .......................    $    2.23     $    1.83     $    0.91
     Income from discontinued operations .........         0.00          0.00          0.42
     Extraordinary items .........................         0.00          0.00         (0.28)
     Net income ..................................         2.23          1.83          1.05
    Diluted:
     Income from continuing operations before
       extraordinary items .......................    $    1.90     $    1.56     $    0.86
     Income from discontinued operations .........         0.00          0.00          0.37
     Extraordinary items .........................         0.00          0.00         (0.24)
     Net income ..................................         1.90          1.56          0.99

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Commercial Intertech Corp. and Subsidiaries


                                                                                            October 31,
                                                                                        1998           1997
                                                                                        ----           ----
                                                                                           (in thousands)
ASSETS
------
   CURRENT ASSETS
      Cash (including equivalents of $26,963 in 1998 and $21,615
            in 1997) ..............................................................    $ 35,851    $ 27,630
      Accounts and notes receivable, less allowances for doubtful
         accounts of $2,703 in 1998 and $2,456 in 1997 ............................      87,197      81,886
      Inventories .................................................................      65,992      60,944
      Deferred income tax benefits ................................................      15,172      15,281
      Prepaid expenses and other current assets ...................................       3,891       4,255
                                                                                       --------    --------
                                                       TOTAL CURRENT ASSETS .......     208,103     189,996

   NONCURRENT ASSETS
      Intangible assets ...........................................................      42,242      44,460
      Pension assets ..............................................................      47,052      42,961
      Other assets ................................................................       3,964       3,955
                                                                                       --------    --------
                                                    TOTAL NONCURRENT ASSETS .......      93,258      91,376

   PROPERTY, PLANT AND EQUIPMENT
      Land and land improvements ..................................................       6,135       6,194
      Buildings ...................................................................      51,888      51,457
      Machinery and equipment .....................................................     166,575     152,117
      Construction in progress ....................................................       8,206       6,262
                                                                                       --------    --------
                                                                                        232,804     216,030
      Less allowance for depreciation .............................................     124,940     112,604
                                                                                       --------    --------
                                                                                        107,864     103,426
                                                                                       --------    --------

                                                               TOTAL ASSETS.......     $409,225    $384,798
                                                                                       ========    ========

Commercial Intertech Corp. and Subsidiaries

                                                                                      October 31,
                                                                                  1998            1997
                                                                                  ----            ----
                                                                                    (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
   CURRENT LIABILITIES
      Bank loans ...........................................................    $     499     $     140
      Accounts payable .....................................................       50,896        52,382
      Accrued payrolls and related taxes ...................................       21,717        18,989
      Accrued expenses .....................................................       34,066        37,536
      Dividends payable ....................................................        2,759         2,592
      Accrued income taxes .................................................        9,885        11,085
      Current portion of long-term debt ....................................        3,137         4,621
                                                                                ---------     ---------
                                          TOTAL CURRENT LIABILITIES ........      122,959       127,345

   NONCURRENT LIABILITIES
      Long-term debt .......................................................      108,533       111,342
      Deferred income taxes ................................................       22,111        18,274
      Postretirement benefits ..............................................       25,210        25,007
                                                                                ---------     ---------
                                          TOTAL NONCURRENT LIABILITIES .....      155,854       154,623

   SHAREHOLDERS' EQUITY Preferred stock, no par value:
         Authorized:  10,000,000 shares
         Series A participating preferred shares ...........................            0             0
         Series B ESOP convertible preferred shares
            Issued: 1998 - 926,070 shares; 1997 - 942,552 shares ...........       21,531        21,914
      Common stock, $1 par value:
         Authorized:  30,000,000 shares
         Issued: 1998 - 14,270,134 shares (excluding 1,937,689 in treasury);
                 1997 - 14,125,175 shares (excluding 1,945,995 in treasury)        14,270        14,125
      Capital surplus ......................................................        5,749         5,264
      Retained earnings ....................................................      109,289        85,884
      Deferred compensation ................................................      (15,079)      (16,337)
      Translation adjustment ...............................................       (5,348)       (8,020)
                                                                                ---------     ---------
                                            TOTAL SHAREHOLDERS' EQUITY .....      130,412       102,830
                                                                                ---------     ---------

                            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....    $ 409,225     $ 384,798
                                                                                =========     =========






See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
Commercial Intertech Corp. and Subsidiaries

                                                                 Year Ended October 31,
                                                               1998          1997          1996
                                                               ----          ----          ----
                                                          (in thousands, except per share data)
PREFERRED STOCK (Series B)
   Balance at beginning of year ......................    $  21,914     $  24,172     $  24,494
   Shares converted ..................................         (383)       (2,258)         (322)
                                                          ---------     ---------     ---------
   Balance at end of year ............................       21,531        21,914        24,172

COMMON STOCK
   Balance at beginning of year ......................       14,125        13,560        15,440
   Shares issued:
      Employee Stock Ownership Plan ..................           50           319            99
      Stock option and award plans ...................           95           246            65
   Repurchase program ................................            0             0        (2,044)
                                                          ---------     ---------     ---------
   Balance at end of year ............................       14,270        14,125        13,560

CAPITAL SURPLUS
   Balance at beginning of year ......................        5,264             0        38,396
   Employee Stock Ownership Plan .....................          333         2,291         1,458
   Stock option and award plans ......................          152         2,973         1,110
   Repurchase program ................................            0             0       (56,937)
   Transfer from retained earnings ...................            0             0        15,973
                                                          ---------     ---------     ---------
   Balance at end of year ............................        5,749         5,264             0

RETAINED EARNINGS
   Balance at beginning of year ......................       85,884        67,808       112,907
   Net income for the year ...........................       32,807        26,791        17,395
                                                          ---------     ---------     ---------
                                                            118,691        94,599       130,302
   Less:
     Dividends:
      Common (per share:  1998 - $0.585; 1997 - $0.54;
         1996 - $0.54) ...............................        8,316         7,603         7,847
      Preferred Series B .............................        1,846         1,863         2,055
                                                          ---------     ---------     ---------
                                                             10,162         9,466         9,902
     Preferred stock and other adjustments ...........         (760)         (751)         (811)
     Stock distribution - CUNO Incorporated ..........            0             0        37,430
     Transfer to capital surplus .....................            0             0        15,973
                                                          ---------     ---------     ---------
   Balance at end of year ............................      109,289        85,884        67,808

DEFERRED COMPENSATION ................................      (15,079)      (16,337)      (17,594)

TRANSLATION ADJUSTMENT ...............................       (5,348)       (8,020)         (785)
                                                          ---------     ---------     ---------

      Total shareholders' equity .....................    $ 130,412     $ 102,830     $  87,161
                                                          =========     =========     =========

Shareholders' equity per share of common stock .......    $    8.69     $    6.89     $    5.94

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
Commercial Intertech Corp. and Subsidiaries

                                                                          Year Ended October 31,
                                                                       1998         1997           1996
                                                                       ----         ----           ----
                                                                                (in thousands)
OPERATING ACTIVITIES:
   Net income .................................................    $  32,807     $  26,791     $  17,395
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Discontinued operations ..............................            0             0        (6,083)
         Provision for depreciation ...........................       14,944        14,071        11,999
         Amortization of intangibles ..........................        1,774         1,827           567
         Amortization of deferred credit ......................       (1,432)       (1,518)       (3,634)
         Extraordinary losses on early retirement of debt .....            0             0         6,738
         Postretirement benefits ..............................         (164)          333         2,205
         Pension plan credits .................................       (3,832)       (5,467)       (2,524)
         Change in deferred income taxes ......................        3,478         2,539          (969)
         Change in current assets and liabilities:
            (Increase) decrease in accounts receivable ........       (4,508)       (7,956)       10,446
            (Increase) in inventories .........................       (4,757)       (1,800)       (6,998)
            Decrease (increase) in prepaid expenses and other
               current assets .................................        1,230        (2,796)          903
            Decrease in receivable from discontinued operations            0        10,253             0
            (Decrease) increase in accounts payable and accrued
               expenses .......................................       (3,706)       10,113        12,780
            Increase in accrued income taxes ..................          734         7,536         2,727
                                                                   ---------     ---------     ---------
   Net cash provided by continuing operations .................       36,568        53,926        45,552
   Net cash provided by discontinued operations ...............            0             0         8,356
                                                                   ---------     ---------     ---------
           Net cash provided by operating activities ..........       36,568        53,926        53,908

INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets .........................        5,707           849         2,934
   Business acquisitions ......................................          834       (39,359)      (10,731)
   Investments in intangibles .................................            0          (896)          (25)
   Capital expenditures .......................................      (20,670)      (11,405)      (17,950)
   Operating subsidies ........................................            0         3,016             0
                                                                   ---------     ---------     ---------
           Net cash (used) by investing activities ............      (14,129)      (47,795)      (25,772)

FINANCING ACTIVITIES:
   Proceeds from long-term debt ...............................       17,315       137,974       268,500
   Principal payments on long-term debt .......................      (21,226)     (123,925)     (245,435)
   Net borrowings under bank loan agreements ..................           30        (5,371)       (6,328)
   Repurchase of common shares ................................            0             0       (58,980)
   Debt early retirement ......................................            0             0        (6,738)
   Proceeds from reserve contracts ............................        1,978           619         2,136
   Purchase of reserve contracts ..............................       (4,202)       (4,083)       (3,566)
   Conversion of other assets .................................          (79)       (3,576)       (1,706)
   Dividend from CUNO Incorporated ............................            0         4,612        30,000
   Dividends paid .............................................       (9,995)       (9,322)      (10,177)
                                                                   ---------     ---------     ---------
           Net cash (used) by financing activities ............      (16,179)       (3,072)      (32,294)

Effect of exchange rate changes on cash and cash equivalents ..        1,961        (2,981)       (1,239)
                                                                   ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents ..........        8,221            78        (5,397)
Cash and cash equivalents at beginning of year ................       27,630        27,552        32,949
                                                                   ---------     ---------     ---------
Cash and cash equivalents at end of year ......................    $  35,851     $  27,630     $  27,552
                                                                   =========     =========     =========

Supplemental disclosures:
   Cash paid during the year for:
     Interest .................................................    $   9,910     $   9,523     $   6,829
     Income taxes .............................................       12,291         5,303        12,852

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commercial Intertech Corp. and Subsidiaries

NOTE A - ACCOUNTING POLICIES

Organization:
         Commercial Intertech Corp. ("Commercial Intertech" or the "Company") is a multinational manufacturer of Hydraulic Systems and Building Systems and Metal Products. The Company operates 25 facilities in eight countries.

Discontinued Operations:
         On July 29, 1996, the Board of Directors of Commercial Intertech Corp. approved a plan to spin-off the Company's fluid purification business by declaring a dividend distribution of 100 percent of the common stock of CUNO Incorporated ("CUNO") on a pro-rata basis to the holders of Commercial Intertech common shares (the "Distribution"). Each holder of record of Commercial Intertech common shares at the close of business on September 10, 1996, the payable date for the Distribution, received one share of CUNO Common Stock for every one share of Commercial Intertech common share. No fractional shares of CUNO were issued. The net assets and operating results of CUNO are presented in the accompanying consolidated financial statements as a discontinued operation through the distribution date.

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

         Distribution and reorganization costs incurred to successfully defend against a hostile takeover attempt and to further reorganize the remaining core businesses were reported in operating income under the caption nonrecurring defense and reorganization costs in fiscal 1996.

Inventories:
         Inventories are stated at the lower of cost or market. Inventories in the United States are primarily valued on the last-in, first-out (LIFO) cost method. The method used for all other inventories is first-in, first-out (FIFO). Approximately 57 percent (54 percent in 1997) of worldwide inventories are accounted for using the LIFO method. Inventories as of October 31 consisted of the following:

                                                              1998            1997
                                                              ----            ----
                                                                 (in thousands)
           Raw materials................................  $    23,341      $  20,899
           Work in process..............................       31,460         30,161
           Finished goods ..............................       11,191          9,884
                                                          -----------      ---------
                                                          $    65,992      $  60,944
                                                          ===========      =========

    If all inventories were priced using the FIFO method, which approximates replacement cost, inventories would have been $15,301,000 higher in 1998 and $14,960,000 higher in 1997.

Intangible Assets:
    Intangible assets at October 31 are summarized as follows:


                                                                                          1998            1997
                                                                                          ----            ----
                                                                                            (in thousands)
           Goodwill, less accumulated amortization (1998 -
              $4,295,000; 1997 - $ 2,768,000)......................................   $   41,161      $  43,165
           Other intangibles, less accumulated amortization (1998 -
              $885,000; 1997 - $844,000) ..........................................        1,081          1,295
                                                                                      ----------      ---------
                                                                                      $   42,242      $  44,460
                                                                                      ==========      =========

         The excess cost over the fair value of net assets acquired (or goodwill) generally is amortized on a straight-line basis over 10 to 40 years. Other intangibles, including patents, know-how and trademarks, are carried at their appraised value on the acquisition date less accumulated amortization, which is provided using the straight-line method over 5 to 10 years.

Properties and Depreciation:
         Property, plant and equipment are recorded at cost. The Company uses the straight-line method in computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes. The annual provisions for depreciation are provided using the following estimated useful lives:

           Buildings and improvements.....................    20  -  35  years
           Machinery and equipment........................     5  -  10  years
           Furniture and fixtures.........................     3  -  15  years

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

    Provisions are made for appropriate income taxes on undistributed earnings of foreign subsidiaries which are expected to be remitted to the parent company in the near term. The cumulative amount of unremitted earnings of subsidiaries, which aggregated approximately $66,828,000 at October 31, 1998, is deemed to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

Translation of Foreign Currencies:
    The financial statements of foreign entities are translated in accordance with Financial Accounting Standards Board ("FASB") Statement No. 52, except for those entities located in highly inflationary countries. Under this method, revenue and expense accounts are translated at the average exchange rate for the year, while asset and liability accounts are translated into U.S. dollars at the current exchange rate. Resulting translation adjustments are recorded as a separate component of shareholders' equity and do not affect income determination. Effective for the quarter ended January 31, 1998, the Company changed its foreign currency translation procedures for its operation located in Brazil to reflect a change to a non-highly inflationary status for the economy of that country. The change did not materially impact the Company's financial statements.

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

Earnings Per Share Amounts:
    The FASB issued Statement No. 128, "Earnings Per Share," in 1997. Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and where necessary, restated to conform to Statement No. 128 requirements.

Cash Equivalents:
    The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

Investment in Reserve Contracts:
    The Company holds corporate-owned life insurance contracts on most domestic employees. The contracts are recorded at cash surrender value, net of policy loans, in other noncurrent assets. The net contract expense, including interest expense, is included in selling, administrative and general expenses in the Statements of Consolidated Income. The related interest expense was $6,989,000 in 1998, $7,264,000 in 1997 and $7,715,000 in 1996, which in each year is reduced for contract benefits and net amortization of contract premiums and cash surrender value.

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

Advertising:
    The Company expenses all advertising cost as incurred. Advertising expenses incurred during the period were immaterial.

Stock-Based Compensation:
    FASB Statement No. 123, "Accounting for Stock-Based Compensation," permits the Company to continue to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 to account for stock-based compensation. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount that must be paid to acquire the stock. Such cost is expensed over the period from the date of grant to the date the stock options become exercisable. Compensation cost for stock appreciation rights and awards of common stock is determined based on the quoted market price of the Company's stock.

Newly Issued Accounting Standards:
    Effective November 1, 1997, the Company adopted American Institute of Certified Public Accountants Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." The SOP does not change existing accounting rules, but clarifies how existing authoritative guidance on loss contingencies should be applied in determining environmental liabilities. The adoption of the SOP had no material impact on the Company's operations.

    In June 1997, FASB Statement No. 130, "Reporting Comprehensive Income," was issued. Statement No. 130 defines comprehensive income and outlines certain reporting and disclosure requirements related to comprehensive income and is effective for the first quarter ending January 31, 1999. Adoption of this standard will not impact the Company's financial condition or results of operations.

    In June 1997, FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. Statement No. 131 requires changes in the presentation of operating segment information in financial statements and is effective for fiscal year ending October 31, 1999. The Company has not completed its evaluation of the impact of the new disclosure requirements. Statement No. 131 will not affect amounts recorded in the financial statements.

    FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which was issued in February 1998, revised the disclosure requirements relative to pension and other postretirement benefit information that is included in annual financial statements and is effective for fiscal year ending October 31, 1999. Statement No. 132, which does not change the measurement or recognition of pension or other postretirement benefits, will not impact the Company's financial condition or results of operations because it only affects financial statement disclosures.

    In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted for fiscal year ending October 31, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of Statement No. 133 will have a significant effect on earnings or the financial position of the Company.

    During 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-up Activities," and SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires entities to adopt uniform rules in their financial statements in accounting for the costs of computer software developed or obtained for internal use. SOP 98-5 defines start-up activities and requires that entities expense start-up costs and organization costs as they are incurred. The adoption of SOP 98-5 and SOP 98-1, which is effective for fiscal year ending October 31, 2000, is not expected to have a material impact on the Company's financial condition or results of operations.

NOTE B - DEBT

      Long-term debt obligations at October 31 are summarized below:

                                                                    1998      1997
                                                                    ----      ----
                                                                    (in thousands)
              Senior unsecured notes...........................  $ 60,000  $ 60,000
              Senior unsecured revolving credit agreement          44,997    45,855
              Other............................................     6,673    10,108
                                                                  -------   -------
                                                                  111,670   115,963
              Less current portion ............................     3,137     4,621
                                                                  -------   -------
                                                                 $108,533  $111,342
                                                                 ========  ========

Senior Unsecured Notes
----------------------

    In July 1997, the Company completed a private placement of $60,000,000 in senior unsecured notes with a group of institutional investors. The 7.61 percent notes have an average life of seven years and a maturity date of 10 years. The notes, subject to certain provisions, are callable at any time at the option of the Company. The notes include covenants which require the maintenance of certain financial ratios. The Company was in compliance with these covenants at October 31, 1998.

Senior Unsecured Revolving Credit Agreement
-------------------------------------------

    On October 31, 1996, the Company entered into a $125,000,000 revolving credit agreement. The revolving credit agreement provides the Company an option to borrow the pounds sterling equivalent of $50,000,000 to finance the acquisition, including working capital, of Ultra Hydraulics Limited which was consummated in November 1996 (see Note K). At October 31, 1998, all funds drawn on the revolving credit agreement were denominated in pounds sterling. The weighted-average interest rate was 7.80 percent. The revolving credit agreement matures on October 31, 2001.

    Under the revolving credit agreement, the Company pays a variable per-annum fee on the unused amount of the commitment, payable quarterly in arrears. The rate at October 31, 1998 was .125 percent. The agreement has interest rate options determinable by the Company based upon prime interest or LIBOR rates plus an applicable margin. The margin was .375 percent at October 31, 1998. The credit agreement also has a competitive bid option feature, which under certain conditions provides lower interest rates.

    The credit agreement includes covenants which require the maintenance of certain financial ratios. The Company was in compliance with these covenants at October 31, 1998. Additionally, under the most restrictive provisions of the agreement, approximately $34,300,000 of unrestricted retained earnings is available for future dividend payments or share purchases.

Other
-----

      Debt principal payments due in the five fiscal years after October 31, 1998 are:

                                     (in thousands)
                            1999..................    $ 3,137
                            2000..................      2,049
                            2001..................     54,112
                            2002..................      8,698
                            2003..................      8,698

    Included in debt principal payments for the fiscal year 2001 is $44,997,000 which is currently outstanding under the senior unsecured revolving credit agreement which is scheduled to mature on October 31, 2001.

    The Company had available unused lines of credit in various countries totaling approximately $44,600,000 short-term and $80,000,000 long-term at October 31, 1998.

NOTE C - FOREIGN CURRENCY TRANSLATION

    The cumulative effects of foreign currency translation gains and losses are reflected in the translation adjustments section of Shareholders' Equity.

    Foreign currency transaction gains and losses, including U.S. dollar translation losses in Brazil for years 1996 and 1997, are reflected in income. Foreign currency gains and losses have (decreased) increased income from continuing operations before income taxes and extraordinary items as follows:


                                                     (in thousands)
                            1998...................   $(1,037)
                            1997...................      (492)
                            1996...................       266

NOTE D - STOCK OPTION AND AWARD PLANS

    Under the Company's stock option and award plans, approximately 1,393,400 shares of common stock are reserved for issuance to key employees and non-employee directors at October 31, 1998. Stock options are exercisable at various dates and generally expire ten years from the date of grant. Stock appreciation rights may be granted as part of a stock option or as a separate right to the holders of any options previously granted. The present plan also provides for awards of restricted stock and performance shares of common stock to key employees. The restricted shares generally vest over a five-year period and are charged to earnings over the vesting period. There were 19,990, 46,890 and 42,380 restricted shares awarded in 1998, 1997 and 1996, respectively. The performance shares generally vest over a three-year period based on the attainment of specified average annual earnings growth and return-on-equity targets. Awards of performance shares totaled 18,500 in 1998, 154,950 in 1997 and 900 in 1996. The weighted-average grant-date fair value of the restricted and performance share awards was $17.89 in 1998, $12.29 for 1997 and $19.84 for 1996. Charges to income before income taxes for current and future distributions amounted to $1,706,000 in 1998, $3,117,000 in 1997 and $2,183,000 in 1996.

    The Company maintains a plan which allows non-employee directors to elect to receive shares of the Company's common stock at a future date instead of cash otherwise payable for certain director fees. If shares are elected, the number of shares at market value equal to 120 percent of the fees otherwise payable are identified for distribution at a future date established by the Management Evaluation and Compensation Committee of the Board of Directors. In addition, non-employee directors automatically receive an option to purchase 2,250 shares upon election to a new three-year term and also receive biannual awards of 2,000 performance shares which are vested over a three-year period based upon the achievement of certain Company financial targets.

    Information regarding stock options for 1998, 1997 and 1996 is as follows:

                                      1998                        1997                        1996
                           ----------------------      -----------------------      ------------------------
                                        Weighted-                    Weighted-                    Weighted-
                                          Average                      Average                      Average
                                         Exercise                     Exercise                     Exercise
                              Shares     Price            Shares         Price        Shares          Price
                              ------     -----            ------         -----        ------          -----

Options outstanding,
   beginning of year....     965,875        $7.95       1,067,473      $  6.90        617,051        $13.64
Adjustment..............           0           --         (25,214)          --        591,219            --
Options exercised.......    (256,542)        6.29        (179,056)        5.84       (235,547)        12.18
Options granted.........     146,750        19.12         147,500        12.82        142,000          8.43
Options expired.........           0            0               0            0           (750)         5.87
Options forfeited.......           0            0         (44,828)        8.36        (46,500)         8.17
                           ----------------------      -----------------------      ------------------------
Options outstanding,
   end of year..........     856,083       $10.36         965,875       $ 7.95       1,067,473       $ 6.90
                           ======================      =======================      ========================
Option price range
   at end of year.......   $4.68 to $22.94             $4.68 to $12.88              $4.68 to  $9.76
Option price range for
   exercised shares.....   $4.68 to  $8.64             $5.13 to  $8.64              $9.83 to $21.88
Options available for
   grant at end of year.     537,270                      562,930                     767,760
Weighted-average fair
   value of options granted
   during the year......                   $ 6.62                       $ 4.14                       $ 2.07
Options exercisable
   at end of year.......     451,650       $ 7.21         501,234       $ 6.16        485,709        $ 5.59


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

          The following table summarizes information about stock options outstanding as of October 31, 1998:


                                Options Outstanding                Options Exercisable
                        -----------------------------------      ----------------------
                                   Weighted-       Weighted-                  Weighted-
                                    Average          Average                    Average
     Range of            Number    Remaining        Exercise     Number        Exercise
  Exercise Prices     Outstanding Contractual Life    Price      Exercisable   Price
  ---------------       -----------------------------------      ----------------------

$  4.68 to $5.32       19,333          2.99        $ 5.15         19,333       $ 5.15
$  5.87               210,168          4.85          5.87        210,168         5.87
$  6.95 to $8.42      183,782          7.23          8.41         77,323         8.39
$  8.48 to $8.64      136,783          6.48          8.61        130,059         8.62
$  9.76 to $12.88     159,267          8.05         12.60         14,767        10.21
$ 18.94 to $22.94     146,750          9.18         19.12              0            0
                      -----------------------------------      ----------------------
$  4.68 to $22.94     856,083          6.92        $10.36        451,650       $ 7.21
                       ===================================      ======================


    As permitted under FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related Interpretations, in accounting for stock-based awards to employees. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements for all periods presented. Compensation expense is recognized for performance shares based upon the current stock fair value and the number of shares expected to be earned under APB No. 25.

    If the Company had elected to follow FASB Statement No. 123, the effect on net income and earnings per share would have been minimal in fiscal 1998, 1997 and 1996. Because the Statement provides for pro forma amounts for option grants after December 15, 1995, the pro forma expense will likely increase in future years as the new option grants become subject to the pricing model.


                                                                    1998        1997        1996
                                                                    ----        ----        ----
                                                                (in thousands, except per share data)

              Net income - as reported.........................    $32,807     $26,791     $17,395
              Net income - pro forma...........................     32,611      26,674      17,285
              Net income per share:
                 Basic:
                    As reported................................    $  2.23     $  1.83     $  1.05
                    Pro forma..................................       2.22        1.83        1.04
                 Diluted:
                    As reported................................    $  1.90     $  1.56     $  0.99
                    Pro forma..................................       1.92        1.59        0.99


    The fair value of each option grant is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996:


                                                                      1998          1997            1996
                                                                      ----          ----            ----
           Expected life (years)...............................       6.62          6.75           6.75
           Risk-free interest rate (%).........................       4.76          6.00           6.00
           Volatility (%)......................................      40.60         40.50          40.50
           Dividend yield (%)..................................       3.14          5.63           5.63

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

    The Company also sponsors defined contribution pension plans for the hourly employees of its operations in Benton, Arkansas; Kings Mountain, North Carolina; Minneapolis, Minnesota; and Chanhassen, Minnesota. Contributions and expense for these plans are computed at three percent of annual employee compensation or at a discretionary rate as determined each year by the Company. Hourly employees at the Orange, California facility are covered by a multiemployer plan which provides benefits in a manner similar to a defined contribution arrangement.

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

    A summary of the various components of net periodic pension cost for defined benefit plans and cost information for other plans for the three-year period is shown below:


                                                                          1998            1997          1996
                                                                          ----            ----          ----
                                                                                    (in thousands)
              Defined benefit plans:
                 Service cost.......................................   $   3,177      $    2,560    $    2,338
                 Interest cost .....................................       8,963           9,026         7,942
                 Actual return on plan assets.......................     (22,380)        (34,695)      (29,778)
                 Net amortization and deferral......................       6,818          21,071        18,299
                                                                       ---------       ---------    ----------
                 Net pension (income)...............................      (3,422)         (2,038)       (1,199)
              Other plans:
                 Defined contribution plans.........................         514             482           463
                 Multiemployer plan.................................          71              68            73
                 Foreign plans......................................         424             444           396
                 Termination benefit ...............................           0               0         1,639
                                                                       ---------      ----------    ----------
              Total pension (income) expense........................   $  (2,413)     $   (1,044)   $    1,372
                                                                       =========      ==========    ==========

     Assumptions used in the accounting for the defined benefit plans as of October 31 were:


                                                                    1998       1997        1996
                                                                    ----       ----        ----

               Weighted-average discount rate ..............       6.75%       7.25%       7.75%
               Rates of increase in compensation levels ....        4.0%        4.5%        5.0%
               Expected long-term rate of return on assets..       10.0%       10.0%       10.0%


    The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheets at October 31, 1998 and 1997 for the Company's U.S. and foreign defined benefit pension plans. Other foreign pension plans do not determine net assets or the actuarial present value of accumulated benefits as calculated and disclosed herein:


                                                              1 9 9 8                        1 9 9 7
                                                  -----------------------------   -------------------------------
                                                    Plans Whose    Plans Whose     Plans Whose       Plans Whose
                                                   Assets Exceed   Accumulated    Assets Exceed      Accumulated
                                                     Accumulated     Benefits      Accumulated         Benefits
                                                      Benefits     Exceed Assets    Benefits         Exceed Assets
                                                  --------------   ------------   --------------    -------------
                                                                         (in thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation ...................      $ 116,916)      $  (7,767)      $(101,501)      $  (7,344)
                                                     =========       =========       =========       =========
  Accumulated benefit obligation ..............      $(122,618)      $  (7,767)      $(106,467)      $  (7,344)
                                                     =========       =========       =========       =========

  Projected benefit obligation ................      $(134,153)      $  (8,970)      $(116,448)      $  (8,306)
Market value of plan assets ...................        204,527           3,832         186,547           3,409
                                                     ---------       ---------       ---------       ---------
Projected benefit obligation less
   than or (in excess of) plan assets .........         70,374          (5,138)         70,099          (4,897)
Unrecognized net (gain) loss ..................        (37,930)            539         (34,669)          1,001
Unrecognized prior service cost ...............          4,491             810           5,009           1,034
Unrecognized net (asset) obligation ...........          6,750             746          (2,331)            567
Additional liability ..........................              0            (892)              0          (1,639)
                                                     ---------       ---------       ---------       ---------
Net pension asset (liability)
   recognized in the Consolidated
   Balance Sheet ..............................      $  43,685       $  (3,935)      $  38,108       $  (3,934)
                                                     =========       =========       =========       =========

    Plan assets at October 31, 1998 are invested in publicly traded and restricted mutual funds, various corporate and government bonds, guaranteed income contracts and listed stocks, including common stock of the Company having a market value of $3,907,000 at that date.

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

    Components of net periodic postretirement benefit cost are shown below.


                                                          1998          1997          1996
                                                          ----          ----          ----
                                                                   (in thousands)
          Service cost ...........................      $   429       $   434       $   396
          Interest cost ..........................        1,262         1,456         1,294
          Actual return on plan assets ...........            0             0             0
          Amortization of transition obligation ..            0             0             0
          Net amortization and deferral ..........          (47)          (47)          (47)
                                                        -------       -------       -------
          Net periodic postretirement benefit cost      $ 1,644       $ 1,843       $ 1,643
                                                        =======       =======       =======


    The following table shows the aggregated funded status of the benefit plans reconciled with amounts recognized in the Company's Consolidated Balance Sheets.


                                                                     October 31,
                                                                 1998           1997
                                                                 ----           ----
                                                                   (in thousands)

          Accumulated postretirement benefit obligations:
             Retirees ...................................      $ (7,547)      $ (7,993)
             Fully eligible active plan participants ....        (4,731)        (4,119)
             Other active plan participants .............        (6,395)        (7,433)
                                                               --------       --------
                                                                (18,673)       (19,545)
          Plan assets at fair value .....................             0              0
                                                               --------       --------
          Accumulated postretirement benefit
             obligation (in excess of) plan assets ......       (18,673)       (19,545)
          Unrecognized net (gain) loss ..................          (745)           745
          Unrecognized prior service (asset) ............          (376)          (423)
          Unrecognized transition obligation ............             0              0
                                                               --------       --------

          (Accrued) postretirement benefit cost .........      $(19,794)      $(19,223)
                                                               ========       ========


    The weighted-average annual assumed rate of increase in the per-capita cost of covered benefits in the medical plans, or health care cost trend rate, was
8.0 percent in 1998 and 8.5 percent for 1997. The trend rate is assumed to decrease gradually from 7.5 percent in 1999 to 4.5 percent in the year 2004 and remain at that level thereafter. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 31, 1998 by $1,701,000 and the aggregate of service and interest cost components of net periodic postretirement benefit cost for 1998 by $183,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 6.75 percent and 7.25 percent at October 31, 1998 and 1997, respectively. The annual assumed rate of salary increase for retiree life insurance is 4.0 percent and 4.5 percent at October 31, 1998 and October 31, 1997, respectively.

NOTE F - INCOME TAXES

    The components of income from continuing operations before income taxes and extraordinary items and the provision for income taxes are summarized as follows:


                                                           1998          1997          1996
                                                           ----          ----          ----
                                                                    (in thousands)
          Income from continuing operations before
              income taxes and extraordinary items
                 Domestic ........................      $ 30,362       $ 23,295       $  8,466
                 Foreign .........................        18,948         17,023         15,272
                                                        --------       --------       --------
                                                          49,310         40,318         23,738
          Provision for income taxes
              Current
                 Domestic
                    Federal ......................         8,523          7,021          6,261
                    State and local ..............           930            604          1,294
                 Foreign .........................         6,226          6,278          4,242
                                                        --------       --------       --------
                                                          15,679         13,903         11,797
              Deferred
                 Domestic
                    Federal ......................         1,731            872         (2,687)
                    State and local ..............           281            175           (510)
                 Foreign .........................         1,934            221            704
                                                        --------       --------       --------
                                                           3,946          1,268         (2,493)
              Benefit of operating loss
                 carryforwards ...................        (3,122)        (1,644)          (922)
                                                        --------       --------       --------
                                                          16,503         13,527          8,382
          Income from continuing operations
              before extraordinary items
                 Domestic ........................        18,897         14,623          4,108
                 Foreign .........................        13,910         12,168         11,248
                                                        --------       --------       --------
                                                        $ 32,807       $ 26,791       $ 15,356
                                                        ========       ========       ========


    A reconciliation of the effective tax rate to the U.S. statutory rate follows:


                                                         1998       1997      1996
                                                         ----       ----      ----
          Statutory U.S. federal income tax rate ..       35.0%     35.0%     35.0%
          State and local taxes on income net of
            domestic income tax benefit ...........        1.6       1.3       2.4
          Increase (decrease) in effective rate due
            to impact of foreign subsidiaries .....        2.7       1.4      (1.7)
          Benefit of operating loss carryforwards .       (6.3)     (4.1)     (3.9)
          Repatriation of foreign earnings ........        2.0       2.9       5.1
          Nonrecurring defense costs ..............         .0        .0       8.0
          Reserve contracts .......................       (1.6)     (1.8)     (7.8)
          All other ...............................         .1      (1.1)     (1.8)
                                                         -----     -----     -----

          Effective income tax rate ...............       33.5%     33.6%     35.3%
                                                         =====     =====      ====

  ITEM 8.  (Continued)

    Significant components of the Company's deferred income tax liabilities and assets as of October 31 are as follows:


                                                                                  1998         1997         1996
                                                                                  ----         ----         ----
                                                                                         (in thousands)
     Deferred income tax liabilities:
          Tax over book depreciation.....................................      $  9,252      $  9,976      $  8,512
          Prepaid pension asset .........................................        16,720        14,500        12,615
          Sale of properties ............................................         4,020         1,547         1,400
          Other .........................................................            80            81           387
                                                                               --------      --------      --------
              Total deferred income tax liabilities .....................        30,072        26,104        22,914
     Deferred income tax assets:
          Postretirement benefits .......................................         7,765         7,544         7,248
          Employee benefits .............................................         6,452         6,891         6,241
          Net operating loss carryforwards ..............................        55,570        47,886        54,047
          Inventory valuation ...........................................         1,420         1,204         1,222
          Product liability .............................................         4,657         4,479         4,237
          Other .........................................................         6,996         6,250         8,418
                                                                               --------      --------      --------
              Total deferred income tax assets ..........................        82,860        74,254        81,413

          Valuation allowance for deferred income
              tax assets ................................................        59,727        51,143        58,479
                                                                               --------      --------      --------
     Net deferred income tax liabilities (assets) ......................       $  6,939      $  2,993      $    (20)
                                                                               ========      ========      ========

    Tax benefits from operating loss carryforwards relate to the ORSTA Hydraulik operations acquired in 1994 which are available indefinitely. Under German law, the net operating loss carryforwards are only available to be utilized against taxable income generated by the German subsidiaries. To date, the Company has not been able to conclude that it is more likely than not that the operating loss carryforward will be realized during each period. Therefore, a valuation reserve is provided.

    Tax benefits associated with the exercise of stock options by employees of shares issued in the Company's stock purchase plans reduced taxes payable by $1,388,000 in 1998. The benefit is included in capital surplus.

    The valuation allowance increased by $8,584,000 in 1998 and decreased $7,336,000 in 1997 and $9,371,000 in 1996. The principal changes in the valuation allowance results from changes in the net operating loss carryforwards available from the acquisition of ORSTA Hydraulik. The increase in fiscal 1998 is a result of amendments to tax returns filed for periods prior to the acquisition; the decrease in fiscal 1997 is a result of translation into the stronger dollar at October 1997 versus 1996; the decrease in fiscal 1996 is the result of tax audits on years prior to the acquisition. At October 31, 1998, the Company also had unused foreign tax credit carryovers of approximately $4,157,000 of which $1,603,000 will expire in 1999, $1,342,000 in 2001. The balance will expire in the year 2003.

  NOTE G - QUARTERLY FINANCIAL DATA (unaudited)

     Selected quarterly financial data for each quarter in fiscal year 1998 and 1997 is as follows:


       1998                       First        Second       Third          Fourth         Total
  -----------------------------------------------------------------------------------------------
                                                    (in thousands, except per share amounts)

Net sales ................      $128,530      $146,086      $151,331      $150,502      $576,449
Gross profit .............        30,726        36,071        36,855        39,191       142,843
Net income ...............         3,908         6,970         8,329        13,600        32,807
Earnings per share:
   Basic .................      $ 0.25        $ 0.47        $  0.57       $   0.94      $   2.23
   Diluted ...............        0.22          0.40           0.48           0.79          1.90
Dividends per common share        0.135         0.150         0.150          0.150         0.585

       1997                       First        Second       Third           Fourth        Total
  -----------------------------------------------------------------------------------------------
                                                    (in thousands, except per share amounts)

Net sales ................      $116,716      $129,892      $137,051      $142,965      $526,624
Gross profit .............        28,313        33,524        36,542        40,905       139,284
Net income ...............         2,952         5,740         7,701        10,398        26,791
Earnings per share:
   Basic .................      $  0.18       $   0.39      $   0.53      $   0.73      $   1.83
   Diluted ...............         0.17           0.34          0.45          0.60          1.56
Dividends per common share         0.135         0.135         0.135         0.135         0.540


    During the third quarter of 1998, the Company recorded a $567,000 or $0.04 per share nonrecurring charge associated with employee separation costs at its German operations. The fourth quarter was impacted with a gain on the sale of property located in Luxembourg. The gain increased net income by $2,865,000 or $0.17 per share.

    The Company received fees from the transfer of Astron Building Systems marketing and manufacturing rights to a new Korean licensee. The fees increased net income by $735,000 or $0.04 per share in the second quarter of 1997.

    Earnings per share amounts for fiscal year 1997 and each of the quarters included in fiscal year 1997 have been restated to comply with FASB Statement No. 128, "Earnings Per Share." Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not necessarily equal the total for the year.

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


                                         1998          1997          1996
                                         ----          ----          ----
                                                  (in thousands)

          Research and development      $ 6,915       $ 6,984       $ 5,897
          Engineering ............       12,896        12,566        12,885
                                        -------       -------       -------
                                        $19,811       $19,550       $18,782
                                        =======       =======       =======

          Percent of net sales ...          3.4%          3.7%          4.0%
                                        =======       =======       =======


NOTE I - SEGMENT REPORTING

    The Company is engaged in the design, manufacture and sale of products in two segments: the Hydraulic Systems group consists of gear pumps and motors, control valves and telescopic cylinders which are sold primarily to original equipment manufacturers and to independent distributors. The Building Systems and Metal Products group consists of two units: Metal Stampings which produces custom and standard metal stampings serving a variety of customers and Building Systems which produces single and multi-story buildings that serve many industries.

    Operating income represents total revenue less total operating expenses. Identifiable assets are those assets used in the operations of each business segment or geographic area or which are allocated when used jointly. Corporate assets are principally cash and cash equivalents, and for 1996, receivables from discontinued operations.

---------------------------------------------------------------------------------------------------------------
INDUSTRY SEGMENTS
(in thousands)                                                  Building
                                                                 Systems         Nonrecurring
                                                                   and            Defense and
                                                    Hydraulic     Metal        Reorganization
     1998                                           Systems     Products            Costs            Total
---------------------------------------------------------------------------------------------------------------

Net sales.......................................   $ 390,524    $ 185,925        $      0       $   576,449
Operating income ...............................      31,922       23,305               0            55,227
Interest expense................................                                                     10,204
Other income - net .............................                                                      4,287
Income from continuing operations before
   income taxes.................................                                                     49,310
Identifiable assets.............................     304,070       67,598               0           371,668
Corporate assets ...............................                                                     37,557
Total assets....................................                                                    409,225
Depreciation and amortization...................      14,031        2,772               0            16,803
Capital expenditures............................      17,685        3,214               0            20,899

     1997
---------------------------------------------------------------------------------------------------------------
Net sales.......................................   $ 353,043     $173,581        $      0       $   526,624
Operating income ...............................      26,863       21,905               0            48,768
Interest expense................................                                                     10,493
Other income - net .............................                                                      2,043
Income from continuing operations before
   income taxes.................................                                                     40,318
Identifiable assets.............................     280,610       74,655               0           355,265
Corporate assets................................                                                     29,533
Total assets....................................                                                    384,798
Depreciation and amortization...................      12,604        3,013               0            15,617
Capital expenditures............................       9,907        1,792               0            11,699

     1996
---------------------------------------------------------------------------------------------------------------
Net sales.......................................   $ 294,337     $170,872        $      0       $   465,209
Operating income................................      19,624       15,793          (8,202)           27,215
Interest expense ...............................                                                      7,083
Other income - net..............................                                                      3,606
Income from continuing operations before
   income taxes and extraordinary items                                                              23,738
Identifiable assets.............................     213,790       79,596               0           293,386
Corporate assets................................                                                     43,730
Total assets ...................................                                                    337,116
Depreciation and amortization...................       9,241        2,935               0            12,176
Capital expenditures ...........................      13,851        3,861               0            17,712

    In the following table, data in the column labeled "Europe" pertains to subsidiaries operating within the European Economic Community. Data for all remaining overseas subsidiaries is shown in the column marked "Other." Certain prior year amounts have been reclassified with respect to "Europe" and "Other" geographic areas to conform with the presentation of the current year.


-------------------------------------------------------------------------------------------------------------
GEOGRAPHIC AREAS
(in thousands)
                                                                               Eliminations
                                                                                   and
                                     United                                      Corporate
     1998                             States         Europe              Other     Items          Consolidated
-------------------------------------------------------------------------------------------------------------
Sales to customers................$   328,101    $   230,317      $     18,031                  $    576,449
Inter-area sales..................      6,069         20,339             1,037  $    27,445
                                  ---------------------------------------------------------------------------
Total sales.......................    334,170        250,656            19,068       27,445          576,449
Operating income..................     39,699         12,630             2,898            0           55,227
Identifiable assets...............    169,243        193,704             8,721            0          371,668

     1997
-------------------------------------------------------------------------------------------------------------
Sales to customers................$   291,453   $    214,064      $     21,107                  $    526,624
Inter-area sales..................      7,837         16,088             1,058  $    24,983
                                  ---------------------------------------------------------------------------
Total sales.......................    299,290        230,152            22,165       24,983          526,624
Operating income..................     32,984         12,301             3,483            0           48,768
Identifiable assets...............    160,452        185,252             9,561            0          355,265

     1996
-------------------------------------------------------------------------------------------------------------
Sales to customers................$   252,414   $    192,655      $     20,140                  $    465,209
Inter-area sales..................      6,855          6,826               918  $    14,599
                                  ---------------------------------------------------------------------------
Total sales.......................    259,269        199,481            21,058       14,599          465,209
Operating income..................     28,501          4,441             2,475        8,202           27,215
Identifiable assets...............    150,795        133,661             8,930            0          293,386


    Net assets of foreign subsidiaries at October 31, 1998 and 1997 were $87,744,000 and $80,205,000, respectively, of which net current assets were $53,518,000 and $43,973,000, also respectively.


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

    Foreign currency exchange contracts: The Company utilizes foreign currency exchange contracts to minimize the impact of currency fluctuations on transactions. At October 31, 1998 and 1997, the Company held contracts for $25,222,000 and $23,482,000, respectively, with fair values of $25,221,000 and
$23,468,000, also respectively. The fair values of these foreign currency exchange contracts are estimated based on quoted exchange rates at October 31, 1998 and 1997.

    The carrying amounts and fair values of the Company's financial instruments at October 31 are as follows:

                                                      1998                        1997
                                             ----------------------      ----------------------
                                             Carrying       Fair         Carrying      Fair
                                              Amount        Value         Amount       Value
                                             --------      --------      --------      --------
                                                              (in thousands)
          Cash and cash equivalents ...      $ 35,851      $ 35,851      $ 27,630      $ 27,630
          Short-term debt .............           499           499           140           140

          Long-term debt:
             Senior unsecured notes ...      $ 60,000      $ 62,062      $ 60,000      $ 62,201
             Senior unsecured revolving
                credit agreement ......        44,997        44,997        45,855        45,855
             Industrial revenue loans .           705           733         1,020         1,039
             Other ....................         5,968         5,790         9,088         8,912
                                             --------      --------      --------      --------
              Total long-term debt ....      $111,670      $113,582      $115,963      $118,007
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

     a)   to maintain a minimum employment level for a period of three years,

     b) to invest 39.0 million Deutsche marks (approximately U.S. $23.6 million) in capital programs over a period of four years,

     c)   to continue to operate the businesses for a minimum of five years, and

     d) to refrain from selling or transferring acquired land and buildings for a period of six years.

    The Company received a two-year extension of the operating subsidies during the first quarter of 1997 from the German government.

    ORSTA Hydraulik income statement for the years ended October 31, 1998, 1997 and 1996 follows:


                                                             1998          1997             1996
                                                             ----          ----             ----
                                                                      (in thousands)

          Sales.....................................      $  36,096       $ 34,650       $ 38,181
          Cost of products sold ....................         34,303         34,956         40,165
          Less:  Subsidies .........................         (1,821)        (2,702)        (3,634)
                                                           --------       --------       --------

          Total cost of products sold ..............         32,482         32,254         36,531
                                                           --------       --------       --------
          Gross profit .............................          3,614          2,396          1,650

          Selling, administrative and
               general expenses ....................          6,855          7,754          9,443
                                                           --------       --------       --------

          Operating loss............................      $   3,241       $  5,358       $  7,793
                                                           ========       ========       ========


NOTE L - PREFERRED STOCK

    The Company has two separate series of preferred shares:

Series A Participating Preferred Shares
---------------------------------------

    The Series A Participating Preferred Shares (the "Series A") and related Shareholder Rights Plan (the "Plan") are designed to protect shareholders from the disruptions created by market accumulators and certain abusive takeover practices. The Plan provides for the distribution of one preferred share purchase right as a dividend for each outstanding share of common stock. Each right, when exercisable, entitles shareholders to buy one one-hundredth of a share of the Series A preferred stock for $75. Each one one-hundredth of a share of preferred stock is intended to be the practical economic equivalent of a share of common stock and will have one one-hundredth of a vote on all matters submitted to a vote of shareholders of the Company. Until the rights become exercisable, they have no dilutive effect on earnings per share.

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


Series B ESOP Convertible Preferred Stock
-----------------------------------------

    During 1990, the Company established two leveraged employee stock ownership plans (the "ESOPs") and sold to the ESOPs 1,074,107 shares of a newly created cumulative ESOP Convertible Preferred Stock Series B (the "Series B") for a total of $24,973,000. During fiscal year 1997, the Company combined the two ESOPs into one plan. The ESOP currently covers most domestic employees. The remaining Series B shares are convertible into 2,799,271 shares of common stock at any time (3.023 shares of common stock for each Series B share), subject to anti-dilution adjustments. The Series B shares are entitled to one vote per share and will vote together with the common stock as a single class. The Series B shares are held by a trustee which votes the allocated shares as directed by Plan participants. The ESOP trust agreement provides that unallocated shares held by the trustee are to be voted in the same proportion as are the allocated shares. Annual dividends are $1.97625 per share. The ESOP has borrowed to purchase the Series B shares, and the Company guaranteed the repayment of the remaining outstanding balance of that loan. In 1996, the notes were purchased by the Company.

    The Company paid to the ESOPs $1,855,000 in 1998 ($1,911,000 in 1997 and $2,061,000 in 1996) in preferred stock dividends, and accrued or paid an additional $1,605,000 ($1,192,000 in 1997 and $1,907,000 in 1996) in Company
match of employees' contributions to the Plan and to cover amounts sufficient to meet the debt service. These expenses were determined on the shares allocated method. In turn, the ESOPs made debt service payments of $2,358,000 in 1998 ($2,360,000 in 1997 and $2,362,000 in 1996) primarily for interest charges.

    The number of ESOP shares outstanding at October 31 are as follows:

                                                                           1998          1997
                                                                           ----          ----
                                                                             (in thousands)

                 Allocated shares.................................          277            240
                 Committed-to-be-released shares                             54             54
                 Suspense shares..................................          595            649
                                                                       --------        -------
                   Total ESOP Shares..............................          926            943
                                                                       ========        =======


NOTE M - PER SHARE DATA

    The computation of basic and diluted earnings per share is shown below:


                                                                       Year Ended October 31,
                                                                 1998          1997            1996
                                                                 ----          ----            ----
                                                               (in thousands, except per share data)
Numerator:
Income from continuing operations before
  extraordinary items ..................................      $ 32,807       $ 26,791       $ 15,356
Series B preferred stock dividends .....................        (1,842)        (1,895)        (2,058)
                                                              --------       --------       --------
Numerator for basic earnings per share - income
  applicable to common stock ...........................        30,965         24,896         13,298
Effect of dilutive securities - Series B preferred stock
  dividends and adjustments resulting from assumed
  conversion ...........................................         1,642          1,565            834
                                                              --------       --------       --------
Numerator for diluted earnings per share - income
  applicable to common stock after assumed
  conversion ...........................................      $ 32,607       $ 26,461       $ 14,132
                                                              ========       ========       ========

Denominator:
Denominator for basic earnings per share - weighted
  average shares outstanding ...........................        13,870         13,567         14,589
Effect of dilutive securities:
  Series B convertible preferred stock .................         2,812          2,922          1,551
  Assumed issuance of stock under award plans ..........           460            438            240
                                                              --------       --------       --------
Denominator for diluted earnings per share - weighted
  average shares outstanding and impact of dilutive
  securities ...........................................        17,142         16,927         16,380
                                                              ========       ========       ========

Basic earnings per share - income from continuing
  operations before extraordinary items ................      $   2.23       $   1.83       $   0.91
                                                              ========       ========       ========

Diluted earnings per share - income from continuing
  operations before extraordinary items ................      $   1.90       $   1.56       $   0.86
                                                              ========       ========       ========

    Options to purchase 6,750 shares of common stock at $22.94 per share were outstanding during the period ended October 31, 1998 but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE N - SUBSEQUENT EVENT (unaudited)

    The Company has initiated several cost reduction programs in order to continue to enhance competitiveness and offset the downside effects of slower economic growth anticipated in 1999. These initiatives include a voluntary early retirement program for certain employees in the U.S., other employee separation programs, consolidation of certain domestic facilities and other overhead reduction efforts. The after-tax charge to implement these programs, which will be recognized in the first quarter of fiscal 1999, is estimated to range from $3.0 million to $3.5 million.

Report of Ernst & Young LLP, Independent Auditors





Shareholders and Board of Directors
Commercial Intertech Corp.
Youngstown, Ohio

We have audited the accompanying consolidated balance sheets of Commercial Intertech Corp. and subsidiaries as of October 31, 1998 and 1997, and the related statements of consolidated income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commercial Intertech Corp. and subsidiaries at October 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                       /s/Ernst & Young LLP

Cleveland, Ohio
November 30, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

          None


                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Regarding the directors of the Registrant, reference is made to the information set forth under the caption "Election of Directors" and, with regard to other information required by this item, reference is made to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement filed January 25, 1999, which information is incorporated herein by reference.

    The principal executive officers of the Company and their recent business experience are as follows:


            Name                                    Office Held                           Age
            ----                                    -----------                           ---

      Paul J. Powers              Chairman of the Board of Directors,
                                  President and Chief Executive Officer....................63

      Steven J. Hewitt            Senior Vice President and Chief Financial Officer........49

      Bruce C. Wheatley           Senior Vice President-Administration ....................57

      Robert A. Calcagni          Group Vice President-Building Systems and
                                  Metal Products...........................................58

      John Gilchrist              Group Vice President-Hydraulic Systems...................53

      Gilbert M. Manchester       Vice President and General Counsel.......................54

      Kenneth E. Stumbaugh        Controller...............................................52


    None of the executive officers are related and they are each elected from year to year or until their successors are duly elected and qualified. Robert A. Calcagni retired on January 1, 1999.

    All of the executive officers have been continuously employed by the Company for more than five years.


ITEM 11. EXECUTIVE COMPENSATION

    Reference is made to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement filed January 25, 1999, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    Reference is made to the information contained under the captions "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement filed January 25, 1999, which information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to the information contained under the caption "Compensation of Directors" in the Company's definitive Proxy Statement filed January 25, 1999, which information is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

         (a)   Documents filed as part of this report:

               (1) The following consolidated financial statements of Commercial Intertech Corp. and Subsidiaries are included in Item 8:

                                                                                           Page Number
                                                                                          In This Report
                                                                                          --------------

                      Statements of Consolidated Income - Years Ended
                             October 31, 1998, 1997 and 1996..............................     22

                      Consolidated Balance Sheets as of October 31, 1998
                             and 1997.....................................................23  and 24

                      Statements of Consolidated Shareholders' Equity -
                             Years Ended October 31, 1998, 1997 and 1996                       25

                      Statements of Consolidated Cash Flows - Years Ended
                             October 31, 1998, 1997 and 1996..............................     26

                      Notes to Consolidated Financial Statements..........................   27 - 48

                      Report of Independent Auditors......................................     49


               (2) The following consolidated financial statement schedule of Commercial Intertech Corp. and Subsidiaries is included in
                      Item 14(d):

                         Schedule II - Valuation and Qualifying Accounts..................     S-1

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

ITEM 14. EXHBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K (Continued)

         (3)  Exhibits

              3.1 Articles of Incorporation filed as of April 17, 1992, incorporated by reference to Exhibit 3 filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1992

              3.2 Code of Regulations of Commercial Intertech Corp. as amended through March 26, 1997, incorporated by reference to Exhibit 3.2 filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1997

           * 10.18     Employment Agreement - Paul J. Powers dated July
                       27, 1994, incorporated by reference to Exhibit 10.18 filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1994

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

            10.29 Credit Agreement by and among Commercial Intertech Corp. and Commercial Intertech Holdings Limited, as borrowers, and the banks party thereto and Mellon Bank, N.A., as agent, dated October 31, 1996, incorporated by reference to Exhibit 10.29 filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1997

            10.30 Commercial Intertech Corp. Note Purchase Agreement dated as of June 30, 1997, incorporated by reference to Exhibit
                       10.30 filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1997

          * 10.32 Non-Qualified Stock Purchase Plan of Commercial Intertech Corp. incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 33-25795 on Form S-8

          * 10.33 Commercial Intertech Corp. Stock Option and Award Plan of 1989 incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 33-29980 on Form S-8

            10.34 Commercial Intertech Corp. Retirement Stock Ownership and Savings Plan incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 33-43907 on Form S-8

          * 10.35 Commercial Intertech Corp. Stock Option and Award Plan of 1993 incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 33-52443 on Form S-8

          * 10.36 Commercial Intertech Corp. Stock Option and Award Plan of 1995 incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 33-61453 on Form S-8

ITEM 14. EXHBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K (Continued)


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

            * 10.39 Commercial Intertech Corp. Nonqualified Deferred Compensation Plan for Paul J. Powers, as amended and restated effective January 1, 1996, incorporated by reference to Exhibit 10.39 filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1997

            * 10.40 Commercial Intertech Corp. Nonqualified Deferred Compensation Plan for Bruce C. Wheatley, as amended and restated effective January 1, 1996, incorporated by reference to Exhibit 10.40 filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1997

            * 10.41 First Amendment to the Commercial Intertech Corp. Nonqualified Deferred Compensation Plan for Bruce C. Wheatley, as amended and restated effective as of January 1, 1996, incorporated by reference to Exhibit 10.41 filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1997

            * 10.42 Commercial Intertech Corp. Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 1996, incorporated by reference to Exhibit
                       10.42 filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1997

            * 10.43    First Amendment to the Commercial Intertech
                       Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 1996, incorporated by reference to Exhibit 10.43 filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1997

              10.44 First Amendment to Distribution and Interim Services Agreement by and between Commercial Intertech Corp. and CUNO Incorporated, incorporated by reference to Exhibit
                       10.44 filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998

              11 Statement re: Computation of Per Share Earnings is inapplicable and has been omitted. The information with respect to the computation of both basic and diluted earnings per share is presented in Note M to the financial statements included in Part II, Item 8.

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

            (d) The Company hereby files as a financial statement schedule to this Form 10-K the financial statement schedule set forth in Item 14(a)(2) hereof.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of January, 1999.

                           COMMERCIAL INTERTECH CORP.
                                  (Registrant)


 /s/Paul J. Powers                                /s/Steven J. Hewitt
-----------------------------------------         ---------------------------
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

         Name                            Title               Date
         ----                            -----               ----


/s/William J. Bresnahan
-------------------------------------
William J. Bresnahan                     Director        January 27, 1999

/s/Charles B. Cushwa III
-------------------------------------
Charles B. Cushwa III                    Director        January 27, 1999

/s/William W. Cushwa
-------------------------------------
William W. Cushwa                        Director        January 27, 1999

/s/John M. Galvin
-------------------------------------
John M. Galvin                           Director        January 27, 1999

/s/Richard J. Hill
-------------------------------------
Richard J. Hill                          Director        January 27, 1999

/s/Neil D. Humphrey
-------------------------------------
Neil D. Humphrey                         Director        January 27, 1999

/s/William E. Kassling
-------------------------------------
William E. Kassling                      Director        January 27, 1999


-------------------------------------
Gerald C. McDonough                      Director        January 27, 1999

/s/C. Edward Midgley
-------------------------------------
C. Edward Midgley                        Director        January 27, 1999

/s/George M. Smart
-------------------------------------
George M. Smart                          Director        January 27, 1999

/s/Don E. Tucker
-------------------------------------
Don E. Tucker                            Director        January 27, 1999

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
                                 (in thousands)

           COLUMN A                         COLUMN B            COLUMN C               COLUMN D        COLUMN E
------------------------------------------ ----------    -------------------------    ----------       ----------
                                                                 Additions
                                                         -------------------------
                                           Balance At    Charged to     Charged to                     Balance at
                                           Beginning      Costs and        Other                        End of
               Description                 of Period     Expenses       Accounts      Deductions       Period
------------------------------------------ ----------    ----------     ----------    ----------       ----------
Year ended October 31, 1998
Deducted from asset accounts:

   Allowance for doubtful accounts
      receivable ....................      $ 2,456         $   561      $   166(G)      $   480(A)      $ 2,703
                                           =======         =======      =======         =======         =======

   Valuation allowance for deferred
      income tax assets .............      $51,143         $   900      $10,806(D)      $ 3,122(C)      $59,727
                                           =======         =======      =======         =======         =======

Year ended October 31, 1997
   Deducted from asset accounts:

   Allowance for doubtful accounts
      receivable ....................      $ 1,724         $ 1,607      $   105(B)      $   980(A)      $ 2,456
                                           =======         =======      =======         =======         =======

                                                                                          1,175(H)
   Valuation allowance for deferred .                                                   $ 1,644(C)
      income tax assets .............      $58,479         $     0      $     0         $ 4,517(E)      $51,143
                                           =======         =======      =======         =======         =======

Year ended October 31, 1996
   Deducted from asset accounts:

   Allowance for doubtful accounts
      receivable ....................      $ 2,306         $   850      $     0         $ 1,432(A)      $ 1,724
                                           =======         =======      =======         =======         =======

   Valuation allowance for deferred                                                     $10,068(F)
     income tax assets...............      $67,850         $ 1,619      $     0         $   922(C)      $58,479
                                           =======         =======      =======         =======         =======

(A)  Uncollectible accounts written off.
(B) Represents beginning balance acquired with Ultra Hydraulics Limited acquisition.
(C)  Net operating loss carryforwards utilized.
(D) Primarily represents result of amendments to German tax returns filed for periods prior to the acquisition of ORSTA Hydraulik.
(E)  Primarily represents impact of foreign currency translation.
(F)  Primarily represents decrease due to German tax audits.
(G)  Represents reclassification from a liability account.
(H)  Net foreign tax credit utilized.

                           Commercial Intertech Corp.
                        Index To Exhibits Filed Herewith



            Exhibit No.            Description
            -----------            -----------

                21         Subsidiaries of the Registrant

                23         Consent of Independent Auditors

                27         Financial Data Schedule