Form 10-Q
period 1999-01-31
COMMERCIAL INTERTECH CORP
filed 1999-03-10
CIK 22470

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                        For period ended January 31, 1999

                         Commission file number 1-10697




                           COMMERCIAL INTERTECH CORP.
             (Exact name of registrant as specified in its charter)


             Ohio                                               34-0159880
------------------------------------------                   -------------------
 (State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

1775 Logan Avenue, Youngstown, Ohio                            44501-0239
------------------------------------------                   -------------------
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

       Common Stock, $1 Par Value-- 14,443,879 shares as of March 8, 1999

                                      INDEX

                           COMMERCIAL INTERTECH CORP.

                                                                                              Page No.
                                                                                              --------
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Condensed Statements of Income (unaudited)
               - Three Months Ended January 31, 1999 and 1998  ...............................     3

               Consolidated Condensed Balance Sheets (unaudited)
               - January 31, 1999 and October 31, 1998........................................     4

               Statements of Consolidated Condensed Cash Flows (unaudited)
               - Three Months Ended January 31, 1999 and 1998.................................     5

               Notes to Consolidated Condensed Financial Statements (unaudited)
               January 31, 1999...............................................................     6


Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................................    10

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.....................    15


PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K...............................................    16

SIGNATURE.....................................................................................    17

                          PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

                                                      Three Months Ended
(Thousands of dollars, except per share data)            January 31,
                                                   ---------------------
                                                     1999         1998
                                                   --------      ------

Net sales .....................................   $ 120,290    $ 128,530

Less costs and expenses:
   Cost of products sold ......................      91,648       97,804
   Selling, administrative and general expenses      21,726       21,753
   Nonrecurring costs .........................       5,392            0
                                                  ---------    ---------
                                                    118,766      119,557
                                                  ---------    ---------

Operating income ..............................       1,524        8,973

Nonoperating income (expense):
   Interest income ............................         356          154
   Interest expense ...........................      (2,407)      (2,533)
   Foreign currency (losses) ..................        (779)        (175)
   Other ......................................         259          (47)
                                                  ---------    ---------
                                                     (2,571)      (2,601)
                                                  ---------    ---------

Income (loss) before income taxes .............      (1,047)       6,372
Income taxes (benefit) ........................        (335)       2,464
                                                  ---------    ---------
Net income (loss) .............................   $    (712)   $   3,908
                                                  =========    =========

Preferred stock dividends .....................        (458)        (465)
                                                  ---------    ---------
Net income (loss) applicable to common stock ..   $  (1,170)   $   3,443
                                                  =========    =========

Earnings per share of common stock:
     Net income (loss):
        Basic .................................   $   (0.08)   $    0.25
        Diluted ...............................   $   (0.08)   $    0.22

Dividends per common share ....................   $   0.150    $   0.135


See notes to consolidated condensed financial statements.

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

(Thousands of dollars)                                                          January 31, October 31,
                                                                                   1999         1998
                                                                                ----------- ------------
ASSETS
------
   CURRENT ASSETS:
      Cash and cash equivalents .............................................   $  18,329    $  35,851
      Accounts receivable, less allowance  (1999-$2,438; 1998- $2,703) ......      75,610       87,197
      Inventories ...........................................................      67,865       65,992
      Deferred income tax benefits ..........................................      15,115       15,172
      Prepaid expenses and other current assets .............................       4,422        3,891
                                                                                ---------    ---------
                                                        TOTAL CURRENT ASSETS      181,341      208,103

   PROPERTY, PLANT AND EQUIPMENT ............................................     238,928      232,804
      Less allowance for depreciation .......................................     125,998      124,940
                                                                                ---------    ---------
                                                                                  112,930      107,864
   NONCURRENT ASSETS:
      Intangible assets .....................................................      41,597       42,242
      Pension assets ........................................................      47,615       47,052
      Other assets ..........................................................       4,209        3,964
                                                                                ---------    ---------
                                                     TOTAL NONCURRENT ASSETS       93,421       93,258
                                                                                ---------    ---------
                                                                TOTAL ASSETS    $ 387,692    $ 409,225
                                                                                =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
   CURRENT LIABILITIES:
      Bank loans ............................................................   $   3,395    $     499
      Accounts payable ......................................................      43,866       50,896
      Accrued expenses ......................................................      49,526       55,783
      Accrued income taxes ..................................................       8,476        9,885
      Dividends payable .....................................................       2,808        2,759
      Current portion of long-term debt .....................................       3,212        3,137
                                                                                ---------    ---------
                                                   TOTAL CURRENT LIABILITIES      111,283      122,959

   NONCURRENT LIABILITIES:
      Long-term debt ........................................................     102,782      108,533
      Deferred income taxes .................................................      21,944       22,111
      Postretirement benefits ...............................................      26,750       25,210
                                                                                ---------    ---------
                                                TOTAL NONCURRENT LIABILITIES      151,476      155,854

   SHAREHOLDERS' EQUITY:
      Preferred stock, no par value:
         Authorized:  10,000,000 shares
         Series A participating preferred shares ............................           0            0
         Series B ESOP convertible preferred shares
            Issued:  1999 - 926,070 shares; 1998 - 926,070 shares ...........      21,531       21,531
      Common stock, $1 par value:
         Authorized:  30,000,000 shares
         Issued:  1999 - 14,416,883 shares (excluding 1,940,164 in treasury);
            1998 - 14,270,134 shares (excluding 1,937,689 in treasury) ......      14,417       14,270
      Capital surplus .......................................................       5,365        5,749
      Retained earnings .....................................................     106,136      109,289
      Deferred compensation .................................................     (13,822)     (15,079)
      Accumulated other comprehensive income:
           Translation adjustment ...........................................      (8,694)      (5,348)
                                                                                ---------    ---------
                                                 TOTAL SHAREHOLDERS' EQUITY .     124,933      130,412
                                                                                ---------    ---------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................   $ 387,692    $ 409,225
                                                                                =========    =========


See notes to consolidated condensed financial statements.

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
           STATEMENTS OF CONSOLIDATED CONDENSED CASH FLOWS (unaudited)

                                                                       Three Months Ended
(Thousands of dollars)                                                      January 31,
                                                                      --------------------
                                                                         1999       1998
                                                                      --------    --------

OPERATING ACTIVITIES:
   Net income (loss) ..............................................   $   (712)   $  3,908
   Adjustments to reconcile net income to net cash (used)
       by operating activities:
         Provision for depreciation and amortization ..............      4,197       3,953
         Amortization of deferred credit ..........................          0        (361)
         Nonrecurring costs, net of income taxes ..................      3,297           0
         Postretirement benefit ...................................       (701)        121
         Pension plan credits .....................................       (720)       (810)
         Change in deferred income taxes ..........................      1,853         565
         Change in current assets and liabilities:
            Decrease (increase) in accounts receivable ............     10,148      (1,167)
            (Increase) in inventories .............................     (3,538)     (2,481)
            (Increase) in prepaid expenses and other current assets       (768)       (121)
            (Decrease) in accounts payable and accrued expenses ...    (12,993)    (15,422)
            (Decrease) in accrued income taxes ....................       (924)       (457)
                                                                      --------    --------
                   Net cash (used) by operating activities ........       (861)    (12,272)

INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets .............................          2          18
   Capital expenditures ...........................................    (10,207)     (3,971)
                                                                      --------    --------
                   Net cash (used) by investing activities ........    (10,205)     (3,953)

FINANCING ACTIVITIES:
   Proceeds from long-term debt ...................................     10,300       3,824
   Principal payments on long-term debt ...........................    (15,821)     (3,639)
   Net borrowings under bank loan agreements ......................      3,189       3,930
   Proceeds from reserve contracts ................................         90         325
   Conversion of other assets .....................................     (1,413)       (225)
   Dividends paid .................................................     (2,572)     (2,442)
                                                                      --------    --------
                  Net cash (used) provided by financing activities      (6,227)      1,773

Effect of exchange rate changes on cash ...........................       (229)     (1,007)
                                                                      --------    --------
Net (decrease) in cash and cash equivalents .......................    (17,522)    (15,459)

Cash and cash equivalents at beginning of period ..................     35,851      27,630
                                                                      --------    --------
Cash and cash equivalents at end of period ........................   $ 18,329    $ 12,171
                                                                      ========    ========

Supplemental disclosures:
   Cash paid during the period for:
      Interest ....................................................   $  3,834    $  3,356
      Income taxes ................................................        632       2,355

See notes to consolidated condensed financial statements.

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                January 31, 1999

NOTE A - BASIS OF PRESENTATION

           The accompanying unaudited consolidated condensed financial statements of Commercial Intertech Corp. and subsidiaries (the "Company" or "Commercial Intertech") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial Intertech Corp. and Subsidiaries' annual report on Form 10-K for the year ended October 31, 1998. Operating results for the three-month period ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999.

NOTE B - INVENTORIES

     Inventories consisted of the following:

                                  January 31,    October 31,
                                 ----------   ----------
                                     1999         1998

Raw materials ................   $   20,760   $   23,341
Work-in-process ..............       33,396       31,460
Finished goods ...............       13,709       11,191
                                 ----------   ----------
                                 $   67,865   $   65,992
                                 ==========   ==========

NOTE C - SEGMENT REPORTING

           The Company is engaged in the design, manufacture and sale of products in two segments. The Hydraulic Systems group consists of gear pumps and motors, control valves and telescopic cylinders which are sold primarily to original equipment manufacturers and to independent distributors. The Building Systems and Metal Products group consists of two operating units: Metal Stampings which produces custom and standard metal stampings serving a variety of customers in the United States and Building Systems which produces single and multi-story buildings that serve many industries throughout Europe.

                                                         Three Months Ended
                                                            January 31,
                                                     ---------------------------
                                                          1999          1998
                                                          ----          ----
                                                          (in thousands)
Hydraulic Systems
     Net sales ...................................   $   79,927      $   89,723
     Operating income ............................        3,249           5,542
          Percent to sales .......................          4.1%            6.2%

Building Systems and Metal Products
     Net sales ...................................   $   40,363      $   38,807
     Operating income ............................        3,667           3,431
          Percent to sales .......................          9.1%            8.8%

Nonrecurring costs (see Note G) ..................   $   (5,392)     $        0

TOTAL
     Net sales ...................................   $  120,290      $  128,530
     Operating income ............................        1,524           8,973
          Percent to sales .......................          1.3%            7.0%

NOTE D - PER-SHARE DATA

           The computation of basic and diluted earnings per share is shown below:

                                                                               Three Months Ended
                                                                                   January 31,
                                                                         ----------------------------
                                                                              1999              1998
                                                                      (in thousands, except per share data)
Numerator:
Net income (loss) ....................................................   $       (712)   $      3,908
Series B preferred stock dividends ...................................           (458)           (465)
                                                                         ------------    ------------
Numerator for basic earnings per share - net income (loss)
      applicable to common stock .....................................         (1,170)          3,443
Effect of dilutive securities - Series B preferred stock dividends and
      adjustments resulting from assumed conversion ..................              0             384
                                                                         ------------    ------------
Numerator for diluted earnings per share - net income (loss)
      applicable to common stock after assumed conversion ............   $     (1,170)   $      3,827
                                                                         ============    ============

Denominator:
Denominator for basic earnings per share - weighted average shares
      outstanding ....................................................         13,953          13,743
Effect of dilutive securities:
      Series B convertible preferred stock ...........................              0           2,849
      Assumed issuance of stock under stock option and award plans
           based on treasury stock method ............................              0             511
                                                                         ------------    ------------
Denominator for diluted earnings per share - weighted average
      shares outstanding and impact of dilutive securities ...........         13,953          17,103
                                                                         ============    ============

Basic earnings (loss) per share ......................................   $      (0.08)   $       0.25
                                                                         ============    ============

Diluted earnings (loss) per share ....................................   $      (0.08)   $       0.22
                                                                         ============    ============


           The impact of the assumed conversion of Series B convertible preferred stock and the assumed issuance of stock under stock option and award plans was not included in the computation of diluted earnings per share for the three months ended January 31, 1999 because the impact of such potential common shares was not dilutive.

NOTE E - SHAREHOLDERS' EQUITY

           On February 10, 1999, the Company reported that the Board of Directors has authorized the repurchase of up to 1,000,000 shares of Commercial Intertech common stock to be used for employee benefit plans and other corporate purposes. Purchases will be made from time to time in the open market and in private transactions at prevailing prices. No time limit was placed on the duration of the repurchase program. As of March 1, 1999, the Company has not repurchased any of its common shares.

NOTE F - COMPREHENSIVE INCOME

           As of November 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income." The adoption of this statement had no impact on the Company's financial condition or results of operations. Statement No. 130 established standards for reporting total nonowner changes in shareholders' equity. For the Company, total nonowner changes in shareholders' equity include net income and the change in the cumulative foreign exchange translation adjustment component of shareholders' equity. Nonowner changes in shareholders' equity for the three months ended January 31, 1999 and 1998 amount to reductions of $4,058,000 and $172,000, respectively.

NOTE G - NONRECURRING COSTS

           During the quarter ended January 31, 1999, the Company recorded a nonrecurring charge of $5,392,000 ($3,297,000 after taxes) to recognize costs incurred in connection with initiatives to reorganize certain areas of the business and reduce operating costs. The nonrecurring costs consist of: (i) charges totaling $5,074,000 in association with a voluntary early retirement program and the separation of fixed support personnel at certain locations; these actions will reduce the Company's worldwide employment by a total of 70 employees, and (ii) charges totaling $318,000 in connection with the consolidation of certain operating facilities in the United States and Europe. None of the recorded costs relate to the write-down or write-off of inventory or fixed assets of the affected businesses. Most of the indicated actions were completed in the first quarter of fiscal 1999 with the remainder scheduled for completion before the current fiscal year-end. Of the total pre-tax charge of $5,392,000, approximately $4,400,000 will be settled in the form of deferred payments over an extended period of time. The remainder, of which $300,000 was expended during the first quarter of 1999, will be fully expended before October 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

First Quarter 1999 Compared With First Quarter 1998
---------------------------------------------------

Consolidated Results

           Fiscal 1999 first quarter sales of $120,290,000 were lower than sales for the same period last year by $8,240,000 or six percent. Net loss for the current quarter totaled $712,000 compared with net income of $3,908,000 in the prior year quarter which primarily reflects the recognition of after-tax nonrecurring costs totaling $3,297,000 in the current quarter. Excluding the nonrecurring charge, net income for the current quarter would have been $2,585,000. Results for the current quarter were also unfavorably impacted by an after-tax foreign currency loss in Brazil of approximately $500,000.

           Net sales recorded by domestic operations totaled $67,354,000 during the current quarter which were $7,520,000 or 10 percent less than net sales of the first quarter of the prior fiscal year. The domestic Hydraulics Systems group recorded net sales which were 11 percent lower than the first quarter of last year primarily due to reduced demand in mobile hydraulic markets. The domestic Metal Products group recorded first quarter sales which were six percent lower than the same quarter last year.

           Net sales of foreign operations totaled $52,936,000 which were $720,000 or one percent lower than the first quarter of last year. The foreign Hydraulic Systems group reported shipments which were 11 percent lower than the first quarter of last year. Sales of the Company's Astron Division located in Europe improved by 11 percent.

           Consolidated gross profit of $28,642,000 was $2,084,000 or seven percent lower than the first quarter of fiscal 1998 which primarily reflects the impact of the decline in sales during the current quarter. Gross profit margins for the current quarter were flat compared with the first quarter of fiscal 1998.

           During the quarter ended January 31, 1999, the Company recorded a nonrecurring charge of $5,392,000 ($3,297,000 after taxes) to recognize costs incurred in connection with initiatives to reorganize certain areas of the business and reduce operating costs. The nonrecurring costs consist of: (i) charges totaling $5,074,000 in association with a voluntary early retirement program and the separation of fixed support personnel at certain locations; these actions will reduce the Company's worldwide employment by a total of 70 employees, and (ii) charges totaling $318,000 in connection with the consolidation of certain operating facilities in the United States and Europe. None of the recorded costs relate to the write-down or write-off of inventory or fixed assets of the affected businesses. Most of the indicated actions were completed in the first quarter of fiscal 1999 with the remainder scheduled for completion before the current fiscal year-end. Of the total pre-tax charge of $5,392,000, approximately $4,400,000 will be settled in the form of deferred payments over an extended period of time. The remainder, of which $300,000 was expended during the first quarter of 1999, will be fully expended before October 31, 1999. Annual savings from these profit improvement initiatives should exceed $5,000,000 on a pre-tax basis. For fiscal 1999, most of the savings from these programs will be realized in the remaining three quarters of the fiscal year.

           Operating income of $1,524,000 in the current quarter was $7,449,000 lower than the same quarter last year which primarily reflects the recognition of nonrecurring costs of $5,392,000 in the current quarter. Operating income of the Hydraulic Systems group of $3,249,000 was 41 percent lower than the same quarter last year. The Building Systems and Metal Products group recorded operating income of $3,667,000 which was seven percent higher than operating income of the first quarter of last year.

Industry Segments
- Hydraulic Systems

                                     Three Months Ended
                                          January 31,
                                      ------------------
                                     1999            1998
                                   --------        -------
                                       (in thousands)

Net sales ....................   $   79,927    $   89,723
Operating income .............        3,249         5,542
     Percent to sales ........          4.1%          6.2%


           The Hydraulic Systems segment accounted for 66 percent of the Company's total sales and 47 percent of the total operating income excluding nonrecurring costs. Revenues in this segment were $79,927,000 in the current quarter which is $9,796,000 less than segment revenues recorded in the first quarter of the prior year. Operating income in the current quarter was $3,249,000 which is $2,293,000 less than the prior year primarily due to a year-over-year decline in the U.S. where customers reacted to reduced demand and excess inventory in the mobile hydraulic markets. Operating results for the overseas operations were somewhat better than those for the same quarter last year despite the residual effects of the Asian crisis on operations in Australia and the adverse effects of local fiscal policies on financial results in Brazil. Performance for Ultra Hydraulics in the United Kingdom was up dramatically over the first quarter of last year while results from the German operations improved more than 35 percent versus the comparable period of 1998.

- Building Systems and Metal Products

                                     Three Months Ended
                                          January 31,
                                      ------------------
                                     1999            1998
                                   --------        -------
                                       (in thousands)

Net sales ....................   $   40,363    $   38,807
Operating income .............        3,667         3,431
    Percent to sales .........          9.1%          8.8%


           The Building Systems and Metal Products segment accounted for 34 percent of the Company's total sales and 53 percent of total operating income excluding nonrecurring costs. Revenues in this segment were $40,363,000 which is $1,556,000 greater than segment revenues of the prior year quarter. Operating income improved by $236,000, or seven percent, to $3,667,000 in the current quarter. First quarter earnings for Astron Building Systems were the highest for any first quarter in the last ten years and were 49 percent above the level of 1998. Operating income for the domestic Metal Stampings units was 12 percent below last year's first quarter. Net sales for this business segment were up four percent over the first quarter of 1998, reflecting year-over-year improvement in revenues from Astron. Continued weakness in the container industry caused revenues for Metal Stampings to fall short of the level achieved in the first quarter of last year by six percent. Combined operating margin of
9.1 percent of sales, up from the 8.8 percent of last year, was attributable to Astron's strong first quarter 1999 performance.

Nonoperating Income and Expense

           During the first quarter of fiscal 1999, nonoperating expenses of $2,571,000 were $30,000 lower than the same quarter last year. Interest expense of $2,407,000 in the current quarter was $126,000 lower than the prior year primarily due to lower levels of debt in the current quarter compared with the first quarter of fiscal 1998. Foreign currency exchange and translation losses totaled $779,000 in the first quarter of fiscal 1999 compared with a loss of $175,000 in the first quarter of the prior year. Most of the increase is attributable to foreign currency losses recorded in the current quarter for operations in Brazil where the local currency was severely devalued during the period.

           The Company utilizes foreign currency forward contracts to hedge the principal and interest due on loans which are periodically made with foreign subsidiaries. Deferred gains and losses from such hedging activities were negligible at the end of the current quarter.

Taxes

           The Company's effective income tax rate amounted to a tax benefit of 32 percent during the first quarter of fiscal 1999 and a tax expense of 39 percent during the first quarter of the prior fiscal year. The current year effective rate is somewhat lower as a result of increased utilization of the tax loss carryforward in Germany.

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

           During fiscal year 1998, the Company completed an assessment which indicated that it will be required to modify or replace portions of its software to ensure that its computer systems will function properly with respect to dates in the year 2000 and thereafter. A significant portion of the tasks identified by the assessment have either been completed or are in the process of being completed. The Company presently believes that, upon completion of all the required modifications, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if all system modifications are not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company. The Company's assessment also included an analysis of the impact of the Year 2000 Issue with regard to its embedded systems to provide reasonable assurance that all plant, machinery and equipment on which the Company depends will continue to function in a satisfactory manner in the year 2000 and beyond. The Company has utilized, and will continue to utilize, both internal and external resources to reprogram, replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems. Current assessments indicate that projects to achieve Year 2000 compliance will be completed by the end of our fiscal year 1999. Presently, it is estimated that approximately 65 percent of such projects are complete. The Company does not currently expect to develop a formal contingency plan against failure to complete the project.

           Concurrent with the Year 2000 Issue, the Company is in the process of replacing outdated computer hardware and software at major facilities in the U.S. and Germany. The computer hardware and software being installed in those countries will increase the functionality and efficiency of information technology systems required to support manufacturing processes and administrative functions. Costs incurred in this regard are being capitalized in accordance with the Company's accounting policies. The amount capitalized through January 31, 1999 in connection with these replacement programs is approximately $3.3 million. Costs for converting the remainder of the Company's computer systems to ensure Year 2000 compliance are estimated to be $0.5 million before tax. Of this amount, approximately $0.2 million was expended prior to January 31, 1999. Such conversion costs are expensed as incurred.

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

Impact of Euro Conversion

           On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and a new common currency called the "euro." The participating countries agreed to adopt the euro as their common legal currency on that date. The euro currently trades on currency exchanges and is available for non-cash transactions. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, payment for goods and services can be made using either the euro or the participating country's legacy currency. Beginning January 1, 2002, the participating countries will withdraw all bills and coins denominated in the legacy currencies making conversion to euro complete.

           The Company believes it has identified all euro conversion issues and formulated and implemented appropriate action plans. However, there can be no certainty that such plans will successfully address euro conversion issues or that external factors may arise as a result of euro conversion, either of which may have an adverse effect on the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

           The Company expects that sufficient financial resources, generated from both internal and external sources, will be available during the upcoming year to meet operating needs, to meet scheduled debt repayments, to fund capital expenditure programs and to fund the repurchase of up to 1,000,000 of its common stock if such repurchase occurs. Cash and cash equivalents declined by $17,522,000 during the first quarter of fiscal 1999 and totaled $18,329,000 at period end. Cash used by operating activities during the current quarter was $861,000 compared with cash used of $12,272,000 in the first quarter of last year. The improvement is primarily due to a decline in accounts receivable during the current quarter.

           Cash used in investing activities was $10,205,000 in the first quarter of fiscal 1999 compared with $3,953,000 used in the first quarter of last year. Capital expenditures of $10,207,000 in the current quarter were $6,236,000 greater than capital expenditures for the same quarter last year.

           Cash used by financing activities was $6,227,000 during the current quarter compared with cash provided of $1,773,000 during the prior year quarter. During the current quarter net long-term debt totaling $5,521,000 was repaid.

           On February 10, 1999, the Company reported that the Board of Directors has authorized the repurchase of up to 1,000,000 shares of Commercial Intertech common stock to be used for employee benefit plans and other corporate purposes. Purchases will be made from time to time in the open market or in private transactions at prevailing prices. No time limit was placed on the duration of the repurchase program. The timing and extent of any purchases will depend upon market conditions and other Company considerations and will be funded by internally generated cash or through utilization of available credit. As of March 1, 1999, the Company has not repurchased any of its common shares.

MARKET RISK

           Information regarding market risk of the Company as of October 31, 1998 is presented under the caption "Market Risk" which is included in Item 7 of the Company's annual report on Form 10-K for the year ended October 31, 1998. There have been no material changes in the Company's exposure to market risk during the three months ended January 31, 1999 as described therein except for the unfavorable financial impact of the severe devaluation of the currency in Brazil as a result of local fiscal policies. During the quarter ended January 31, 1999, the Company incurred an after-tax foreign currency loss of approximately $500,000 as a result of the devaluation. Further devaluation of the currency in Brazil could continue to negatively impact the Company's results of operations.

BUSINESS OUTLOOK

           Incoming customer orders totaled $123,549,000 during the first quarter of fiscal 1999. Current period orders are 23 percent lower than orders received last year on a parity-adjusted basis. First quarter bookings of the Hydraulic Systems group of $81,646,000 were 28 percent lower than last year's record orders of $113,045,000 on a parity-adjusted basis. Bookings of $41,903,000 for the Building Systems and Metal Products group were 11 percent less than the amount recorded in the first quarter of the prior year.

           The worldwide backlog of unshipped orders amount to $184,606,000 at January 31, 1999. The amount of unshipped orders is two percent lower than the balance at the end of fiscal 1998 and 20 percent lower than the ending order backlog twelve months ago, both adjusted for foreign currency exchange rate differences.

           Difficult conditions persist in many of the industry segments and geographic regions in which the Company conducts business. Incoming orders have been disappointing over the most recent two quarters and the possibility remains that the underlying market fundamentals may further delay recovery in demand over the near term. These conditions, coupled with the on-going economic turmoil in Brazil, could potentially lead to lower earnings in 1999 despite the benefits to be derived from aggressive profit improvement initiatives. Nevertheless, management remains cautiously optimistic about prospects for avoiding such a shortfall and believes that earnings which equal or marginally exceed those of last year are still possible for 1999 given continuing expectations for another strong year in the Building Systems Division, initial success in the launch of a new series of hydraulic and metal products, and some signs of a rebound in activity for certain industry segments following a significant first quarter decline. However, success in achieving this goal will ultimately hinge on a recovery in order rates for Hydraulic Systems and Metal Products in the near term.

FORWARD-LOOKING INFORMATION

           Forward-looking statements contained in this Form 10-Q government filing are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Commercial Intertech Corp. has tried, wherever possible, to identify these "forward looking" statements by using such words as "anticipate," "believe," "estimate," "expect" and similar expressions. The Company cautions that a number of important factors could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These important factors include, without limitation, demand for the Company's products; the Company's ability to manufacture commercial quantities of its products on an efficient and cost effective basis; competition by rival developers of hydraulic systems and building systems and metal products; changes in technology; customer preferences; growth in the hydraulic systems and building systems and metal products industries; and general economic and business conditions. These important factors and other factors which could affect the Company's results are detailed in the Company's filings with the Securities and Exchange Commission and are included herein by reference. The Company assumes no obligation to update the information in this filing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

           Information regarding market risk of the Registrant is presented under the caption "Market Risk" which is included in Item 2 of this report and is incorporated herein by reference.

                           PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

        (a)       Exhibits:

                  Exhibit 11- Statement re: Computation of Per Share Earnings (omitted - inapplicable)

                  The information with respect to the computation of both basic and diluted earnings per share is presented in Note D to the financial statements included in PART I, Item 1.

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

                                                COMMERCIAL INTERTECH CORP.



Date  March 10, 1999                            By /s/ Steven J. Hewitt
     ---------------                               -----------------------------
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