Form 10-Q
period 1999-04-30
COMMERCIAL INTERTECH CORP
filed 1999-06-08
CIK 22470

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         For period ended April 30, 1999

                         Commission file number 1-10697




                           COMMERCIAL INTERTECH CORP.
             (Exact name of registrant as specified in its charter)


             Ohio                                            34-0159880
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

1775 Logan Avenue, Youngstown, Ohio                          44501-0239
-----------------------------------                        ---------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --   --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Common Stock, $1 Par Value-14,599,930 shares as of May 31, 1999

                                      INDEX

                           COMMERCIAL INTERTECH CORP.

                                                                        Page No.
                                                                        --------

PART  I.       FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Condensed Statements of Income (unaudited) - Six Months and
               Three Months Ended April 30, 1999 and 1998................................................3

               Consolidated Condensed Balance Sheets (unaudited) - April 30, 1999 and
               October 31, 1998..........................................................................4

               Statements of Consolidated Condensed Cash Flows (unaudited) - Six Months
               Ended April 30, 1999 and 1998.............................................................5

               Notes to Consolidated Condensed Financial Statements (unaudited) -
               April 30, 1999............................................................................6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations....................................................................10

Item 3.        Quantitative and Qualitative Disclosures About Market Risk ..............................18

PART II.       OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders......................................19

Item 6.        Exhibits and Reports on Form 8-K.........................................................19

SIGNATURE...............................................................................................20

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

                                                        Six Months Ended            Three Months Ended
(Thousands of dollars, except per share data)               April 30,                    April 30,
                                                    ------------------------      ------------------------
                                                      1999            1998          1999            1998
                                                    ---------      ---------      ---------      ---------

Net sales .....................................     $ 259,550      $ 274,616      $ 139,260      $ 146,086

Less costs and expenses:
   Cost of products sold ......................       196,372        207,819        104,724        110,015
   Selling, administrative and general expenses        43,705         44,564         21,979         22,811
   Nonrecurring costs .........................         5,392              0              0              0
                                                    ---------      ---------      ---------      ---------
                                                      245,469        252,383        126,703        132,826
                                                    ---------      ---------      ---------      ---------

Operating income ..............................        14,081         22,233         12,557         13,260

Nonoperating income (expense):
   Interest income ............................           511            294            155            140
   Interest expense ...........................        (4,688)        (5,098)        (2,281)        (2,565)
   Foreign currency (losses) ..................          (856)          (514)           (77)          (339)
   Other ......................................           273            437             14            484
                                                    ---------      ---------      ---------      ---------
                                                       (4,760)        (4,881)        (2,189)        (2,280)
                                                    ---------      ---------      ---------      ---------

Income before income taxes ....................         9,321         17,352         10,368         10,980
Income taxes ..................................         3,966          6,474          4,301          4,010
                                                    ---------      ---------      ---------      ---------
Net income ....................................     $   5,355      $  10,878      $   6,067      $   6,970
                                                    =========      =========      =========      =========

Preferred stock dividends .....................          (913)          (927)          (455)          (462)
                                                    ---------      ---------      ---------      ---------
Net income applicable to common stock .........     $   4,442      $   9,951      $   5,612      $   6,508
                                                    =========      =========      =========      =========

Earnings per share of common stock:
   Net income:
     Basic ....................................     $    0.32      $    0.72      $    0.40      $    0.47
     Diluted ..................................     $    0.31      $    0.63      $    0.35      $    0.40

Dividends per common share ....................     $   0.300      $   0.285      $   0.150      $   0.150



See notes to consolidated condensed financial statements.

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

(Thousands of dollars)                                                            April 30,     October 31,
                                                                                    1999           1998
                                                                                  ---------      ---------
ASSETS
------
   CURRENT ASSETS:
      Cash and cash equivalents .............................................     $  21,522      $  35,851
      Accounts receivable, less allowance (1999 - $2,457; 1998 - $2,703) ....        83,728         87,197
      Inventories ...........................................................        64,761         65,992
      Deferred income tax benefits ..........................................        15,179         15,172
      Prepaid expenses and other current assets .............................         2,922          3,891
                                                                                  ---------      ---------
                                                TOTAL CURRENT ASSETS ........       188,112        208,103

   PROPERTY, PLANT AND EQUIPMENT ............................................       239,728        232,804
      Less allowance for depreciation .......................................       127,403        124,940
                                                                                  ---------      ---------
                                                                                    112,325        107,864
   NONCURRENT ASSETS:
      Intangible assets .....................................................        40,394         42,242
      Pension assets ........................................................        49,500         47,052
      Other assets ..........................................................         1,897          3,964
                                                                                  ---------      ---------
                                             TOTAL NONCURRENT ASSETS ........        91,791         93,258
                                                                                  ---------      ---------
                                                        TOTAL ASSETS ........     $ 392,228      $ 409,225
                                                                                  =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
   CURRENT LIABILITIES:
      Bank loans ............................................................     $  10,440      $     499
      Accounts payable ......................................................        44,424         50,896
      Accrued expenses ......................................................        50,176         55,783
      Accrued income taxes ..................................................         6,478          9,885
      Dividends payable .....................................................         2,868          2,759
      Current portion of long-term debt .....................................         2,826          3,137
                                                                                  ---------      ---------
                                           TOTAL CURRENT LIABILITIES ........       117,212        122,959

   NONCURRENT LIABILITIES:
      Long-term debt ........................................................       102,367        108,533
      Deferred income taxes .................................................        22,072         22,111
      Postretirement benefits ...............................................        26,499         25,210
                                                                                  ---------      ---------
                                        TOTAL NONCURRENT LIABILITIES ........       150,938        155,854

   SHAREHOLDERS' EQUITY:
      Preferred stock, no par value:
         Authorized:  10,000,000 shares
         Series A participating preferred shares ............................             0              0
         Series B ESOP convertible preferred shares
            Issued:  1999 - 893,343 shares; 1998 - 926,070 shares ...........        20,770         21,531
      Common stock, $1 par value:
         Authorized:  30,000,000 shares
         Issued:  1999 - 14,550,425 shares (excluding 1,787,122 in treasury);
            1998 - 14,270,134  shares (excluding 1,937,689  in treasury) ....        14,551         14,270
      Capital surplus .......................................................         6,793          5,749
      Retained earnings .....................................................       109,737        109,289
      Deferred compensation .................................................       (13,822)       (15,079)
      Accumulated other comprehensive income:
         Translation adjustment .............................................       (13,951)        (5,348)
                                                                                  ---------      ---------
                                          TOTAL SHAREHOLDERS' EQUITY ........       124,078        130,412
                                                                                  ---------      ---------
                          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........     $ 392,228      $ 409,225
                                                                                  =========      =========

See notes to consolidated condensed financial statements.

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
           STATEMENTS OF CONSOLIDATED CONDENSED CASH FLOWS (unaudited)

                                                                          Six Months Ended
(Thousands of dollars)                                                        April 30,
                                                                       ----------------------
                                                                         1999          1998
                                                                       --------      --------
OPERATING ACTIVITIES:
   Net income ....................................................     $  5,355      $ 10,878
   Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for depreciation and amortization ............        8,385         7,995
          Amortization of deferred credit ........................            0          (709)
          Nonrecurring costs, net of income taxes ................        3,297             0
          Postretirement benefit .................................         (719)          376
          Pension plan credits ...................................       (2,994)       (1,826)
          Change in deferred income taxes ........................        2,248         1,732
          Change in current assets and liabilities:
             Decrease (increase) in accounts receivable ..........          286        (2,483)
             (Increase) in inventories ...........................       (1,907)       (2,077)
             Decrease in prepaid expenses and other current assets          630           851
             (Decrease) in accounts payable and accrued expenses .       (9,279)       (7,592)
             (Decrease) in accrued income taxes ..................       (2,558)         (323)
                                                                       --------      --------
                         Net cash provided by operating activities        2,744         6,822

INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets ............................            5         1,519
   Capital expenditures ..........................................      (15,602)       (8,952)
                                                                       --------      --------
                         Net cash (used) by investing activities .      (15,597)       (7,433)

FINANCING ACTIVITIES:
   Proceeds from long-term debt ..................................       17,704        11,507
   Principal payments on long-term debt ..........................      (23,056)      (12,756)
   Net borrowings under bank loan agreements .....................       10,350           361
   Proceeds from reserve contracts ...............................          280           516
   Conversion of other assets ....................................         (127)         (680)
   Dividends paid ................................................       (5,154)       (4,786)
                                                                       --------      --------
                         Net cash (used) by financing activities .           (3)       (5,838)

Effect of exchange rate changes on cash ..........................       (1,473)         (487)
                                                                       --------      --------
Net (decrease) in cash and cash equivalents ......................      (14,329)       (6,936)

Cash and cash equivalents at beginning of period .................       35,851        27,630
                                                                       --------      --------
Cash and cash equivalents at end of period .......................     $ 21,522      $ 20,694
                                                                       ========      ========

Supplemental disclosures:
   Cash paid during the period for:
      Interest ...................................................     $  4,840      $  4,640
      Income taxes ...............................................        6,171         5,066

See notes to consolidated condensed financial statements.

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 April 30, 1999

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Commercial Intertech Corp. and Subsidiaries (the "Company" or "Commercial Intertech") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial Intertech Corp. and Subsidiaries' annual report on Form 10-K for the year ended October 31, 1998. Operating results for the six-month and three-month periods ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999.

NOTE B - INVENTORIES

        Inventories consisted of the following:

                                                         April 30,   October 31,
                                                         --------    --------
                                                           1999        1998
                                                            (in thousands)

                 Raw materials ........................   $20,053     $23,341
                 Work-in-process ......................    32,501      31,460
                 Finished goods........................    12,207      11,191
                                                         --------    --------
                                                          $64,761     $65,992
                                                         ========    ========

NOTE C - SEGMENT REPORTING

        The Company is engaged in the design, manufacture and sales of products in two segments. The Hydraulic Systems group consists of gear pumps and motors, control valves and telescopic cylinders which are sold primarily to original equipment manufacturers and to independent distributors. The Building Systems and Metal Products group consists of two operating units: Metal Stampings which produces custom and standard metal stampings serving a variety of customers in the United States and Building Systems which produces single and multi-story buildings that serve many industries throughout Europe.

                                                        Six Months Ended              Three Months Ended
                                                            April 30,                      April 30,
                                                    -------------------------      ------------------------
                                                      1999            1998           1999           1998
                                                    ---------       ---------      ---------      ---------
                                                                        (in thousands)

            Hydraulic Systems
                  Net sales ...................     $ 177,415       $ 192,340      $  97,488      $ 102,617
                  Operating income ............        11,769          14,340          8,520          8,798
                     Percent to sales .........           6.6%            7.5%           8.7%           8.6%

            Building Systems and Metal Products
                  Net sales ...................     $  82,135       $  82,276      $  41,772      $  43,469
                  Operating income ............         7,704           7,893          4,037          4,462
                     Percent to sales .........           9.4%            9.6%           9.7%          10.3%

            Nonrecurring costs (See Note G) ...     $  (5,392)      $       0      $       0      $       0

            TOTAL
                  Net sales ...................     $ 259,550       $ 274,616      $ 139,260      $ 146,086
                  Operating income ............        14,081          22,233         12,557         13,260
                     Percent to sales .........           5.4%            8.1%           9.0%           9.1%

NOTE D - PER SHARE DATA

        The computation of basic and diluted earnings per share is shown below:

                                                           Six Months Ended           Three Months Ended
                                                               April 30,                  April 30,
                                                       ----------------------      ----------------------
                                                         1999          1998          1999         1998
                                                       --------      --------      --------      --------
                                                               (in thousands, except per share data)
Numerator:
Net income .......................................     $  5,355      $ 10,878      $  6,067      $  6,970
Series B preferred stock dividends ...............         (913)         (927)         (455)         (462)
                                                       --------      --------      --------      --------
Numerator for basic earnings per share -
   net income applicable to common stock .........        4,442         9,951         5,612         6,508
Effect of dilutive securities - Series B preferred
   stock dividends and adjustments resulting from
   assumed conversion ............................          826           802           405           418
                                                       --------      --------      --------      --------
Numerator for diluted earnings per share -
   net income applicable to common stock after
   assumed conversion ............................     $  5,268      $ 10,753      $  6,017      $  6,926
                                                       ========      ========      ========      ========

Denominator:
Denominator for basic earnings per share -
   weighted average shares outstanding ...........       14,029        13,806        14,104        13,869
Effect of dilutive securities:
   Series B convertible preferred stock ..........        2,750         2,824         2,700         2,800
   Assumed issuance of stock under stock option
      and award plans based on treasury stock
      method .....................................          304           469           294           438
                                                       --------      --------      --------      --------
Denominator for diluted earnings per share -
   weighted average shares outstanding and
   impact of dilutive securities .................       17,083        17,099        17,098        17,107
                                                       ========      ========      ========      ========

Basic earnings per share .........................     $   0.32      $   0.72      $   0.40      $   0.47
                                                       ========      ========      ========      ========

Diluted earnings per share .......................     $   0.31      $   0.63      $   0.35      $   0.40
                                                       ========      ========      ========      ========

        Options to purchase 430,250 shares of common stock at a weighted-average exercise price of $15.30 per share were outstanding during the period ended April 30, 1999 but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE E - SHAREHOLDERS' EQUITY

        On February 10, 1999, the Company reported that the Board of Directors has authorized the repurchase of up to 1,000,000 shares of Commercial Intertech common stock to be used for employee benefit plans and other corporate purposes. Purchases will be made from time to time in the open market and in private transactions at prevailing prices. No time limit was placed on the duration of the repurchase program. As of May 31, 1999, the Company has not repurchased any of its common shares.

NOTE F - COMPREHENSIVE INCOME

        As of November 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income." The adoption of this statement had no impact on the Company's financial condition or results of operations. Statement No. 130 established standards for reporting total nonowner changes in shareholders' equity. For the Company, total nonowner changes in shareholders' equity include net income and the change in the cumulative foreign exchange translation adjustment component of shareholders' equity. Nonowner changes in shareholders' equity for the six months ended April 30, 1999 and 1998 was a reduction of $3,248,000 and an increase of $8,257,000, respectively. For the three months ended April 30, 1999 and 1998, nonowner changes in shareholders' equity amount to increases of $810,000 and $8,429,000, respectively.

NOTE G - NONRECURRING COSTS

        During the quarter ended January 31, 1999, the Company recorded a nonrecurring charge of $5,392,000 ($3,297,000 after taxes) to recognize costs incurred in connection with initiatives to reorganize certain areas of the business and reduce operating costs. The nonrecurring costs consist of: (i) charges totaling $5,074,000 in association with a voluntary early retirement program and the separation of fixed support personnel at certain locations; these actions will reduce the Company's worldwide employment by a total of 70 employees, and (ii) charges totaling $318,000 in connection with the consolidation of certain operating facilities in the United States and Europe. None of the recorded costs relate to the write-down or write-off of inventory or fixed assets of the affected businesses. Most of the indicated actions were completed in the first quarter of fiscal 1999 with the remainder scheduled for completion before the current fiscal year-end. Of the total pre-tax charge of $5,392,000, approximately $4,400,000 will be settled in the form of deferred payments over an extended period of time. The remainder, of which approximately $625,000 was expended during the six months ended April 30, 1999, will be fully expended before October 31, 1999.

NOTE H - NEWLY ISSUED ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 was initially required to be adopted by the Company effective for fiscal year ending October 31, 2000. In May 1999, the FASB issued an exposure draft that would extend the effective date for years beginning after June 15, 2000 which would be effective for the fiscal year ending October 31, 2001 for the Company. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of Statement No. 133 will have a significant effect on earnings or the financial position of the Company.

NOTE I - SUBSEQUENT EVENT

        On June 7, 1999, Harnischfeger Industries, Inc. a customer of the Company's Hydraulic Systems group, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Accounts receivable owed to the Company by Harnischfeger Industries, Inc. amounted to approximately $1.6 million as of May 31, 1999. Collectibility of this amount is indeterminable at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998

Consolidated Results

        Fiscal 1999 second quarter sales of $139,260,000 were lower than sales for the same quarter last year by $6,826,000 or five percent. Net income for the current quarter totaled $6,067,000 compared with net income of $6,970,000 in the prior year quarter which primarily reflects the decline in sales.

        Net sales recorded by domestic operations totaled $83,908,000 during the current quarter which were $3,145,000 or four percent less than net sales of the second quarter of the prior fiscal year. The domestic Hydraulics Systems group recorded net sales which were three percent lower than the second quarter of last year. Sales of the domestic Metal Products group were five percent lower than the same quarter last year.

        Net sales of foreign operations totaled $55,352,000 which were $3,438,000 or six percent lower than the second quarter of last year adjusted for changes in currency exchange rates. The foreign Hydraulic Systems group reported shipments which were six percent lower than the second quarter of last year adjusted for the effects of currency exchange differences. Sales of the Company's Astron Division located in Europe were six percent lower on a parity-adjusted basis.

        Consolidated gross profit of $34,536,000 was $1,535,000 or four percent lower than the second quarter of fiscal 1998 which primarily reflects the impact of the decline in sales during the current quarter. Gross profit margins for the current quarter improved marginally compared with the second quarter of fiscal 1998 despite the decline in revenues.

        Operating income of $12,557,000 in the current quarter was $703,000 lower than the same quarter last year which primarily reflects the decline in sales during the current quarter. Operating income of the Hydraulic Systems group of $8,520,000 was three percent lower than the same quarter last year. The Building Systems and Metal Products group recorded operating income of $4,037,000 which was 10 percent lower than operating income of the second quarter of last year.

Industry Segments
- Hydraulic Systems

                                                                Three Months Ended
                                                                     April 30,
                                                                ------------------
                                                                  1999       1998
                                                                --------    ------
                                                                  (in thousands)

                    Net sales .................................  $97,488  $102,617
                    Operating income...........................    8,520     8,798
                         Percent to sales......................      8.7%      8.6%

        The Hydraulic Systems segment accounted for 70 percent of the Company's total sales and 68 percent of the total operating income during the current quarter. Revenues in this segment were $97,488,000 in the current quarter which is $5,129,000 less than segment revenues recorded in the second quarter of the prior year reflecting reduced demand in the mobile hydraulics industry. Operating income in the current quarter of $8,520,000 essentially equaled last year's second quarter record operating income. Current quarter operating margins improved despite a significant reduction in revenues. Performance for domestic operations, Ultra Hydraulics in the United Kingdom and the German business units improved over the second quarter of last year.

- Building Systems and Metal Products

                                                                 Three Months Ended
                                                                       April 30,
                                                                  1999          1998
                                                                  ----          ----
                                                                      (in thousands)

                  Net sales.....................................  $ 41,772    $ 43,469
                  Operating income..............................     4,037       4,462
                      Percent to sales..........................       9.7%       10.3%

        The Building Systems and Metal Products segment accounted for 30 percent of the Company's total sales and 32 percent of total operating income during the current quarter. Revenues in this segment were $41,772,000 which is $1,697,000 less than segment revenues of the second quarter of the prior year. Operating income declined by $425,000 to $4,037,000 in the current quarter reflecting reduced sales volumes for both Astron Building Systems and Metal Products. Domestic Metal Products was affected by the continuation of difficult business conditions in the container industry while inclement weather, deteriorating economic conditions in Eastern European markets, and the adverse effects of the conflict in Yugoslavia depressed results for Astron Building Systems. All of the decline in Astron revenues was attributable to Eastern Europe where first half shipments were down 31 percent from a year ago.

Nonoperating Income and Expense

        During the second quarter of fiscal 1999, nonoperating expenses of $2,189,000 were $91,000 lower than the same quarter last year. Interest expense of $2,281,000 in the current quarter was $284,000 lower than the prior year due to both lower levels of debt and lower average interest rates in the current quarter compared with the second quarter of fiscal 1998. Foreign currency exchange and translation losses totaled $77,000 in the second quarter of fiscal 1999 compared with a loss of $339,000 in the second quarter of the prior year. Nonoperating income for the prior year quarter includes one-time gains on disposition of noncore assets and idle property.

        The Company utilizes foreign currency forward contracts to hedge the principal and interest due on loans which are periodically made with foreign subsidiaries. Deferred gains and losses from such hedging activities were negligible at the end of the current quarter.

Taxes

        The Company's effective income tax rate amounted to 41.5 percent during the second quarter of fiscal 1999 and 36.5 percent during the second quarter of the prior fiscal year. The current quarter effective rate is somewhat higher primarily as a result of reduced utilization of the tax loss carryforwards from our combined operations in Germany.

FIRST SIX MONTHS OF 1999 COMPARED WITH FIRST SIX MONTHS OF 1998

Consolidated Results

        Sales for the first six months of fiscal 1999 of $259,550,000 were lower than sales for the same period last year by $15,066,000 or five percent. Net income for the current period totaled $5,355,000 compared with net income of $10,878,000 in the prior year. Excluding an after-tax nonrecurring charge of $3,297,000, net income for the current year would have been $8,652,000. Results for the current period were also unfavorably impacted by an after-tax foreign currency loss in Brazil of approximately $500,000 due to a currency devaluation that occurred during the first quarter of the fiscal year.

        Net sales recorded by domestic operations totaled $151,262,000 during the current period which were $10,665,000 or seven percent lower than net sales of the first six months of the prior fiscal year. The domestic Hydraulics Systems group recorded net sales which were seven percent lower than the first six months of last year. Sales of the domestic Metal Products group were six percent lower than the same period last year.

        Net sales of foreign operations totaled $108,288,000 which were $4,401,000 or four percent lower than the first six months of last year. The foreign Hydraulic Systems group reported shipments which were eight percent lower than the same period last year adjusted for the effect of currency exchange rate differences. Sales of the Company's Astron Division were down one percent from last year on a parity- adjusted basis.

        Consolidated gross profit of $63,178,000 was $3,619,000 or five percent lower than the first six months of fiscal 1998 which primarily reflects the impact of the decline in sales during the current period. Despite the decline in revenues, gross profit margins for the current period were flat compared with the first six months of fiscal 1998.

        During the quarter ended January 31, 1999, the Company recorded a nonrecurring charge of $5,392,000 ($3,297,000 after taxes) to recognize costs incurred in connection with initiatives to reorganize certain areas of the business and reduce operating costs. The nonrecurring costs consist of: (i) charges totaling $5,074,000 in association with a voluntary early retirement program and the separation of fixed support personnel at certain locations; these actions will reduce the Company's worldwide employment by a total of 70 employees, and (ii) charges totaling $318,000 in connection with the consolidation of certain operating facilities in the United States and Europe. None of the recorded costs relate to the write-down or write-off of inventory or fixed assets of the affected businesses. Most of the indicated actions were completed in the first quarter of fiscal 1999 with the remainder scheduled for completion before the current fiscal year-end. Of the total pre-tax charge of $5,392,000, approximately $4,400,000 will be settled in the form of deferred payments over an extended period of time. The remainder, of which approximately $625,000 was expended during the six months ended April 30, 1999, will be fully expended before October 31, 1999. Annual savings from these profit improvement initiatives should exceed $5,000,000 on a pre-tax basis. For fiscal 1999, most of the savings from these programs will be realized in the last three quarters of the fiscal year.

        Operating income of $14,081,000 in the current period was $8,152,000 lower than the same period last year which primarily reflects the recognition of nonrecurring costs of $5,392,000 in the current period. Operating income of the Hydraulic Systems group of $11,769,000 was 18 percent lower than the same period last year. The Building Systems and Metal Products group recorded operating income of $7,704,000 which was two percent lower than operating income of the first six months of last year.

Industry Segments
- Hydraulic Systems

                                             Six Months Ended
                                                 April 30,
                                          ---------------------
                                            1999          1998
                                          --------       ------
                                              (in thousands)

               Net sales ............     $177,415      $192,340
               Operating income .....       11,769        14,340
                    Percent to sales           6.6%          7.5%

        The Hydraulic Systems segment accounted for 68 percent of the Company's total sales and 60 percent of the total operating income excluding nonrecurring costs. Revenues in this segment were $177,415,000 in the current period which is $14,925,000 less than segment revenues recorded in the first six months of the prior year. Operating income in the current period was $11,769,000 which is $2,571,000 less than the prior year. The decline in performance of the Hydraulic Systems segment reflects the impact of reduced demand in the mobile hydraulics industry. Performance for Ultra Hydraulics in the United Kingdom and the German operations improved over the same period of last year.

- Building Systems and Metal Products

                                               Six Months Ended
                                                   April 30,
                                            ---------------------
                                            1999            1998
                                            ----            ----
                                               (in thousands)

               Net sales ..............    $ 82,135    $  82,276
               Operating income .......       7,704        7,893
                   Percent to sales ...         9.4%         9.6%

        The Building Systems and Metal Products segment accounted for 32 percent of the Company's total sales and 40 percent of total operating income excluding nonrecurring costs. Revenues in this segment were $82,135,000 which is $141,000 less than segment revenues of the prior year period. Operating income declined by $189,000 to $7,704,000 in the current period. Net sales and operating income for this business segment were approximately the same as the first six months of the prior year as the strength of Astron in the first quarter of the current fiscal year was offset by negative factors occurring during the current quarter, including inclement weather, deteriorating economic conditions in Eastern European markets, and the adverse effects of the conflict in Yugoslavia. In addition, continued weakness in the container industry caused performance of domestic Metal Products to fall short of the levels achieved in the first six months of the prior year.

Nonoperating Income and Expense

        During the first six months of fiscal 1999, nonoperating expenses of $4,760,000 were $121,000 lower than the same period last year. Interest expense of $4,688,000 in the current period was $410,000 lower than the prior year period due to both lower levels of debt and lower average interest rates in the current period compared with the first six months of fiscal 1998. Foreign currency exchange and translation losses totaled $856,000 in the first six months of fiscal 1999 compared with a loss of $514,000 in the same period of the prior year. The increase in losses is primarily attributable to foreign currency losses recorded in the current period for operations in Brazil where the local currency was severely devalued during the quarter ended

January 31, 1999. Nonoperating income for the prior year period includes one-time gains on disposition of noncore assets and idle property.

        The Company utilizes foreign currency forward contracts to hedge the principal and interest due on loans which are periodically made with foreign subsidiaries. Deferred gains and losses from such hedging activities were negligible at the end of the current period.

Taxes

        The Company's effective income tax rate was 42.5 percent during the first six months of fiscal 1999 and 37.3 percent during the first six months of the prior fiscal year. The current year effective rate is somewhat higher primarily as a result of reduced utilization of the tax loss carryforwards from our combined operations in Germany.

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

        During fiscal year 1998, the Company completed an assessment which indicated that it was required to modify or replace portions of its software to ensure that its computer systems will function properly with respect to dates in the year 2000 and thereafter. A significant portion of the tasks identified by the assessment have either been completed or are in the process of being completed. The Company presently believes that, upon completion of all the required modifications, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if all system modifications are not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company. The Company's assessment also included an analysis of the impact of the Year 2000 Issue with regard to its embedded systems to provide reasonable assurance that all plant, machinery and equipment on which the Company depends will continue to function in a satisfactory manner in the year 2000 and beyond. The Company has utilized, and will continue to utilize, both internal and external resources to reprogram, replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems. Current assessments indicate that projects to achieve Year 2000 compliance will be completed by the end of our fiscal year 1999. Presently, it is estimated that approximately 70 percent of such projects are complete. The Company does not currently expect to develop a formal contingency plan against failure to complete the project.

        Concurrent with the Year 2000 Issue, the Company is in the process of replacing outdated computer hardware and software at major facilities in the U.S. and Germany. The computer hardware and software being installed in those countries will increase the functionality and efficiency of information technology systems required to support manufacturing processes and administrative functions. Costs incurred in this regard are being capitalized in accordance with the Company's accounting policies. The amount capitalized through April 30, 1999 in connection with these replacement programs is approximately $3.7 million. Costs for converting the remainder of the Company's computer systems to ensure Year 2000 compliance are estimated to be $750,000 before tax. Of this amount, approximately $325,000 was expended prior to April 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company expects that sufficient financial resources, generated from both internal and external sources, will be available during the upcoming year to meet operating needs, to meet scheduled debt repayments, to fund capital expenditure programs and to fund the repurchase of up to 1,000,000 of its common stock if such repurchase occurs. Cash and cash equivalents declined by $14,329,000 during the first six months of fiscal 1999 and totaled $21,522,000 at period end. Cash provided by operating activities during the current period was $2,744,000 compared with cash provided of $6,822,000 in the same period last year. The decline is primarily due to an increase in current liabilities during the current period.

        Cash used in investing activities was $15,597,000 in the first six months of fiscal 1999 compared with $7,433,000 used in the first six months of last year. Capital expenditures of $15,602,000 in the current period were $6,650,000 greater than capital expenditures for the same period last year.

        Cash used by financing activities was $3,000 during the current period compared with cash used of $5,838,000 during the prior year period. During the current period net long-term debt totaling $5,352,000 was repaid. Net borrowings under short-term bank loan agreements was $10,350,000 in the current period compared with net borrowings of $361,000 in the prior year.

        On February 10, 1999, the Company reported that the Board of Directors had authorized the repurchase of up to 1,000,000 shares of Commercial Intertech common stock to be used for employee benefit plans and other corporate purposes. Purchases will be made from time to time in the open market or in private transactions at prevailing prices. No time limit was placed on the duration of the repurchase program. The timing and extent of any purchases will depend upon market conditions and other Company considerations and will be funded by internally generated cash or through utilization of available credit. As of May 31, 1999, the Company has not repurchased any of its common shares.

MARKET RISK

        Information regarding market risk of the Company as of October 31, 1998 is presented under the caption "Market Risk" which is included in Item 7 of the Company's annual report on Form 10-K for the year ended October 31, 1998. There have been no material changes in the Company's exposure to market risk during the six months ended April 30, 1999 as described therein except for the unfavorable financial impact of the severe devaluation of the currency in Brazil as a result of local fiscal policies which occurred during the quarter ended January 31, 1999. During the quarter ended January 31, 1999, the Company incurred an after-tax foreign currency loss of approximately $500,000 as a result of the devaluation. Since that time, the currency in Brazil has stabilized. Any future devaluation of the currency in Brazil could negatively impact the Company's results of operations.

BUSINESS OUTLOOK

        Worldwide customer bookings of $134,167,000 during the current quarter were greater than the two preceding quarters by 11 percent and seven percent, respectively. Incoming customer orders for the Hydraulic Systems group totaled $86,784,000 during the current quarter which is up seven percent and nine percent, respectively, over the two preceding quarters. The Building Systems and Metal Products group logged customer orders of $47,383,000 in the current quarter which was higher than the two previous quarters by 17 percent and two percent, respectively.

        Incoming customer orders totaled $257,716,000 during the first six months of fiscal 1999. Current period orders are 14 percent lower than orders received last year on a parity-adjusted basis. Bookings for the first six months of fiscal 1999 for the Hydraulic Systems group of $168,430,000 were 19 percent lower than last year's orders of $208,473,000 on a parity-adjusted basis. Bookings of $89,286,000 for the Building

Systems and Metal Products group were four percent less than the amount recorded in the first six months of the prior year.

        The worldwide backlog of unshipped orders amount to $172,768,000 at April 30, 1999. The amount of unshipped orders is six percent lower than the balance at the end of fiscal 1998 and 20 percent lower than the ending order backlog twelve months ago, both adjusted for foreign currency exchange rate differences.

        While income is expected to continue to improve sequentially for the balance of the fiscal year for all of our major product lines, current order delivery schedules and business conditions suggest that year-over-year quarterly improvement in income might not be realized in the third quarter of 1999. Astron's third quarter performance will likely be impacted by construction capacity constraints in the field as builder dealers complete those projects which were delayed by severe weather conditions in the second quarter as well as the continuing weak economic conditions in Eastern Europe and the uncertainty associated with the Yugoslavian conflict. In the Hydraulic Systems group, our German operations continue to advance toward profitability though at a pace which is slower than was expected at the beginning of the fiscal year.

        Absent a sudden change in business conditions, earnings for the Company are expected to be stronger in the fourth quarter of 1999 reflecting seasonal factors which affect many of our business lines, improving conditions in Brazil, and the on-going benefits of our cost containment programs.

SUBSEQUENT EVENT

        On June 7, 1999, Harnischfeger Industries, Inc., a customer of the Company's Hydraulic Systems group, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in Delaware Federal Court in an action that covers the parent company and its U.S.-based operating subsidiaries. Non-U.S. subsidiaries are not affected by the filing. Harnischfeger announced that: (i) it has received commitments for debtor-in-possession financing of $750 million and (ii) the filing will provide the opportunity to continue to operate the business and to better position itself for a viable future while reorganizing its financial structure.

        Accounts receivable owed to the Company by Harnischfeger Industries, Inc. amounted to approximately $1.6 million as of May 31, 1999. Collectibility of this amount and prospects for continuing business with Harnischfeger under conditions which are acceptable to the Company are uncertain at this time. The Company believes that the filing of the bankruptcy petition should not have a significant impact on its long-term business condition.

FORWARD-LOOKING INFORMATION

        Forward-looking statements contained in this Form 10-Q government filing are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Commercial Intertech Corp. has tried, wherever possible, to identify these "forward looking" statements by using such words as "anticipate," "believe," "estimate," "should," "expect" and similar expressions. The Company cautions that a number of important factors could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These important factors include, without limitation, demand for the Company's products; the Company's ability to manufacture commercial quantities of its products on an efficient and cost effective basis;
competition by rival developers of hydraulic systems and building systems and metal products; changes in technology; customer preferences; growth in the hydraulic systems and building systems and metal products industries; and general economic and business conditions. These important factors and other factors which could affect the Company's results are detailed in the Company's filings with the Securities and Exchange Commission and are included herein by reference. The Company assumes no obligation to update the information in this filing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Information regarding market risk of the Registrant is presented under the caption "Market Risk" which is included in Item 2 of this report and is incorporated herein by reference.

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders was held on March 24, 1999; however, no matters were voted on which require disclosure under this item.

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits:

          Exhibit 11         -    Statement re: Computation of Per Share
                                  Earnings is inapplicable and has been omitted.
                                  The information with respect to the
                                  computation of both basic and diluted earnings per share is presented in Note D to the financial statements included in PART I, Item
                                  1.

          Exhibit 10.45      -    First Amendment to Credit Agreement dated as
                                  of February 12, 1997 among Commercial
                                  Intertech Corp., Commercial Intertech Holdings
                                  Limited, Mellon Bank, N.A., as agent, and the banks party thereto (filed herewith)

          Exhibit 10.46      -    Second Amendment to Credit Agreement dated as
                                  of April 9, 1999 among Commercial Intertech
                                  Corp. and Commercial Intertech Holdings
                                  Limited, as borrowers, the guarantors
                                  identified thereto, the banks party thereto and Mellon Bank, N.A., as agent (filed herewith)

          Exhibit 27         -    Financial Data Schedule (filed herewith)

      (b) Reports on Form 8-K

          No reports were filed on Form 8-K during the quarter for which this report is filed.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                COMMERCIAL INTERTECH CORP.



Date    June 8, 1999                            By    /s/ Steven J. Hewitt
      --------------------------------              ---------------------------
                                                    Steven J. Hewitt
                                                    Senior Vice President and
                                                    Principal Financial Officer

                           Commercial Intertech Corp.
                        Index To Exhibits Filed Herewith





Exhibit No.                      Description
-----------                      -----------

        10.45    -   First Amendment to Credit Agreement dated as of February
                     12, 1997 among Commercial Intertech Corp., Commercial
                     Intertech Holdings Limited, Mellon Bank, N.A., as agent, and the banks party thereto

        10.46    -   Second Amendment to Credit Agreement dated as of April 9,
                     1999 among Commercial Intertech Corp. and Commercial
                     Intertech Holdings Limited, as borrowers, the guarantors identified thereto, the banks party thereto and Mellon
                     Bank, N.A., as agent

        27       -   Financial Data Schedule