Form 10-Q
period 1999-07-31
COMMERCIAL INTERTECH CORP
filed 1999-09-08
CIK 22470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For period ended July 31, 1999

Commission file number 1-10697

COMMERCIAL INTERTECH CORP.

(Exact name of registrant as specified in its charter)

Ohio	34-0159880

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1775 Logan Avenue, Youngstown, Ohio	44501-0239

(Address of principal executive offices)	(Zip Code)

(330) 746-8011

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $1 Par Value-14,692,174 shares as of September 1, 1999

INDEX

COMMERCIAL INTERTECH CORP.

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Statements of Income (unaudited) - Nine Months and Three Months Ended July 31, 1999 and 1998	3

	Consolidated Condensed Balance Sheets (unaudited) - July 31, 1999 and October 31, 1998	4

	Statements of Consolidated Condensed Cash Flows (unaudited) - Nine Months Ended July 31, 1999 and 1998	5

	Notes to Consolidated Condensed Financial Statements (unaudited) -

	July 31, 1999	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURE		19

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Nine Months Ended		Three Months Ended
(Thousands of dollars, except per share data)	July 31,		July 31,

	1999	1998	1999	1998

Net sales	$395,243	$425,947	$135,693	$151,331

Less costs and expenses:

Cost of products sold	298,637	322,295	102,265	114,476

Selling, administrative and general expenses	64,574	66,508	20,869	21,944

Nonrecurring costs	5,392	0	0	0

	368,603	388,803	123,134	136,420

Operating income	26,640	37,144	12,559	14,911

Nonoperating income (expense):

Interest income	692	423	181	129

Interest expense	(6,917)	(7,590)	(2,229)	(2,492)

Foreign currency (losses)	(1,087)	(633)	(231)	(119)

Other	548	704	275	267

	(6,764)	(7,096)	(2,004)	(2,215)

Income before income taxes	19,876	30,048	10,555	12,696

Income taxes	7,623	10,841	3,657	4,367

Net income	$12,253	$19,207	$6,898	$8,329

Preferred stock dividends	(1,348)	(1,385)	(435)	(458)

Net income applicable to common stock	$10,905	$17,822	$6,463	$7,871

Earnings per share of common stock:

Net income:

Basic	$0.77	$1.29	$0.46	$0.57

Diluted	$.0.71	$1.11	$0.40	$0.48

Dividends per common share	$0.450	$0.435	$0.150	$0.150

See notes to consolidated condensed financial statements.

COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

	July 31,	October 31,
(Thousands of dollars)	1999	1998

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$29,057	$35,851

Accounts receivable, less allowance (1999 - $2,794; 1998 - $2,703)	73,168	87,197

Inventories	62,212	65,992

Deferred income tax benefits	15,851	15,172

Prepaid expenses and other current assets	3,126	3,891

TOTAL CURRENT ASSETS	183,414	208,103

PROPERTY, PLANT AND EQUIPMENT	243,196	232,804

Less allowance for depreciation	130,542	124,940

	112,654	107,864

NONCURRENT ASSETS:

Intangible assets	40,244	42,242

Pension assets	52,227	47,052

Other assets	3,839	3,964

TOTAL NONCURRENT ASSETS	96,310	93,258

TOTAL ASSETS	$392,378	$409,225

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Bank loans	$4,697	$499

Accounts payable	41,380	50,896

Accrued expenses	50,176	55,783

Accrued income taxes	6,473	9,885

Dividends payable	2,917	2,759

Current portion of long-term debt	2,450	3,137

TOTAL CURRENT LIABILITIES	108,093	122,959

NONCURRENT LIABILITIES:

Long-term debt	103,179	108,533

Deferred income taxes	22,592	22,111

Postretirement benefits	27,294	25,210

TOTAL NONCURRENT LIABILITIES	153,065	155,854

SHAREHOLDERS' EQUITY:

Preferred stock, no par value:

Authorized: 10,000,000 shares Series A participating preferred shares	0	0

Series B ESOP convertible preferred shares Issued: 1999 - 893,343 shares; 1998 - 926,070 shares	20,770	21,531

Common stock, $1 par value:

Authorized: 30,000,000 shares Issued: 1999 - 14,692,174 shares (excluding 1,790,577 in treasury); 1998 - 14,270,134 shares (excluding 1,937,689 in treasury)	14,692	14,270

Capital surplus	8,305	5,749

Retained earnings	114,174	109,289

Deferred compensation	(13,822)	(15,079)

Accumulated other comprehensive income:

Translation adjustment	(12,899)	(5,348)

TOTAL SHAREHOLDERS' EQUITY	131,220	130,412

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$392,378	$409,225

See notes to consolidated condensed financial statements.

COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CONDENSED CASH FLOWS

	Nine Months Ended
(Thousands of dollars)	July 31,

	1999	1998

OPERATING ACTIVITIES:

Net income	$12,253	$19,207

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for depreciation and amortization	12,888	12,141

Amortization of deferred credit	0	(1,064)

Nonrecurring costs, net of income taxes	3,297	0

Postretirement benefit	36	422

Pension plan credits	(5,625)	(3,197)

Change in deferred income taxes	2,005	1,184

Change in current assets and liabilities:

Decrease (increase) in accounts receivable	11,027	(8,262)

Decrease (increase) in inventories	887	(3,510)

Decrease in prepaid expenses and other current assets	409	1,464

(Decrease) in accounts payable and accrued expenses	(11,364)	(377)

(Decrease) increase in accrued income taxes	(1,984)	3,735

Net cash provided by operating activities	23,829	21,743

INVESTING ACTIVITIES:

Proceeds from sale of fixed assets	40	1,598

Business acquisition	0	834

Capital expenditures	(19,646)	(15,721)

Net cash (used) by investing activities	(19,606)	(13,289)

FINANCING ACTIVITIES:

Proceeds from long-term debt	21,811	14,849

Principal payments on long-term debt	(27,085)	(16,344)

Net borrowings under bank loan agreements	4,502	621

Proceeds from reserve contracts	1,277	879

Purchase of reserve contracts	(3,019)	(4,202)

Conversion of other assets	210	(769)

Dividends paid	(7,739)	(7,357)

Net cash (used) provided by financing activities	(10,043)	(12,323)

Effect of exchange rate changes on cash	(974)	(548)

Net (decrease) in cash and cash equivalents	(6,794)	(4,417)

Cash and cash equivalents at beginning of period	35,851	27,630

Cash and cash equivalents at end of period	$29,057	$23,213

Supplemental disclosures:

Cash paid during the period for:

Interest	$8,118	$8,240

Income taxes	9,498	5,923

See notes to consolidated condensed financial statements.

COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
July 31, 1999

NOTE A — BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed financial statements of Commercial Intertech Corp. and Subsidiaries (the “Company” or “Commercial Intertech”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial Intertech Corp. and Subsidiaries’ annual report on Form 10-K for the year ended October 31, 1998. Operating results for the nine-month and three-month periods ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999.

NOTE B — INVENTORIES

      Inventories consisted of the following:

	July 31,	October 31,
	1999	1998

	(in thousands)
Raw materials	$20,106	$23,341

Work-in-process	30,119	31,460

Finished goods	11,987	11,191

	$62,212	$65,992

NOTE C — SEGMENT REPORTING

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

	Nine Months Ended		Three Months Ended
	July 31,		July 31,

	1999	1998	1999	1998

	(in thousands)
Hydraulic Systems

Net sales	$272,266	$294,161	$94,851	$101,821

Operating income	19,477	22,168	7,708	7,828

Percent to sales	7.2%	7.5%	8.1%	7.7%

Building Systems and Metal Products

Net sales	$122,977	$131,786	$40,842	$49,510

Operating income	12,555	14,976	4,851	7,083

Percent to sales	10.2%	11.4%	11.9%	14.3%

Nonrecurring costs (See Note G)	$(5,392)	$0	$0	$0

TOTAL

Net sales	$395,243	$425,947	$135,693	$151,331

Operating income	26,640	37,144	12,559	14,911

Percent to sales	6.7%	8.7%	9.3%	9.9%

NOTE D — PER SHARE DATA

      The computation of basic and diluted earnings per share is shown below:

	Nine Months Ended		Three Months Ended
	July 31,		July 31,

	1999	1998	1999	1998

	(in thousands, except per share data)
Numerator:

Net income	$12,253	$19,207	$6,898	$8,329

Series B preferred stock dividends	(1,348)	(1,385)	(435)	(458)

Numerator for basic earnings per share - net income applicable to common stock	10,905	17,822	6,463	7,871

Effect of dilutive securities - Series B preferred stock dividends and adjustments resulting from assumed conversion	1,230	1,222	404	420

Numerator for diluted earnings per share - net income applicable to common stock after assumed conversion	$12,135	$19,044	$6,867	$8,291

Denominator:

Denominator for basic earnings per share - weighted average shares outstanding	14,072	13,847	14,160	13,929

Effect of dilutive securities:

Series B convertible preferred stock	2,733	2,816	2,700	2,799

Assumed issuance of stock under stock option and award plans based on treasury stock method	328	459	373	441

Denominator for diluted earnings per share - weighted average shares outstanding and impact of dilutive securities	17,133	17,122	17,233	17,169

Basic earnings per share	$0.77	$1.29	$0.46	$0.57

Diluted earnings per share	$0.71	$1.11	$0.40	$0.48

      Options to purchase 146,750 shares of common stock at a weighted-average exercise price of $19.12 per share were outstanding during the period ended July 31, 1999 but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE E — SHAREHOLDERS’ EQUITY

      On February 10, 1999, the Company reported that the Board of Directors has authorized the repurchase of up to 1,000,000 shares of Commercial Intertech common stock to be used for employee benefit plans and other corporate purposes. Purchases will be made from time to time in the open market and in private transactions at prevailing prices. No time limit was placed on the duration of the repurchase program. As of August 31, 1999, the Company has not repurchased any of its common shares.

NOTE F — COMPREHENSIVE INCOME

      As of November 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income.” The adoption of this statement had no impact on the Company’s financial condition or results of operations. Statement No. 130 established standards for reporting total nonowner changes in shareholders’ equity. For the Company, total nonowner changes in shareholders’ equity include net income and the change in the cumulative foreign exchange translation adjustment component of shareholders’ equity. Nonowner changes in shareholders’ equity for the nine months ended July 31, 1999 and 1998 amount to increases of $4,702,000 and $16,448,000, respectively. For the three months ended July 31, 1999 and 1998, nonowner changes in shareholders’ equity amount to increases of $7,950,000 and $8,191,000, respectively.

NOTE G — NONRECURRING COSTS

      During the quarter ended January 31, 1999, the Company recorded a nonrecurring charge of $5,392,000 ($3,297,000 after taxes) to recognize costs incurred in connection with initiatives to reorganize certain areas of the business and reduce operating costs. The nonrecurring costs consist of: (i) charges totaling $5,074,000 in association with a voluntary early retirement program and the separation of fixed support personnel at certain locations; these actions will reduce the Company’s worldwide employment by a total of 70 employees, and (ii) charges totaling $318,000 in connection with the consolidation of certain operating facilities in the United States and Europe. None of the recorded costs relate to the write-down or write-off of inventory or fixed assets of the affected businesses. Most of the indicated actions were completed in the first quarter of fiscal 1999 with the remainder scheduled for completion before the current fiscal year-end. Of the total pre-tax charge of $5,392,000, approximately $4,400,000 will be settled in the form of deferred payments over an extended period of time. The remainder, of which approximately $800,000 was expended during the nine months ended July 31, 1999, is expected to be fully expended before October 31, 1999.

NOTE H — NEWLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Statement No. 133 was initially required to be adopted by the Company effective for fiscal year ending October 31, 2000. In July 1999, the FASB issued Statement No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” which extends the effective date of Statement No. 133 for years beginning after June 15, 2000 which would be effective for the fiscal year ending October 31, 2001 for the Company. Because of the Company’s minimal use of derivatives, management does not anticipate that the adoption of Statement No. 133 will have a significant effect on earnings or the financial position of the Company.

NOTE I — OTHER MATTERS

      On June 7, 1999, Harnischfeger Industries, Inc., a customer of the Company’s Hydraulic Systems group, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Accounts receivable owed to the Company by Harnischfeger Industries, Inc. amounted to approximately $1.6 million as of May 31, 1999. During the quarter ended July 31, 1999, the Company eliminated substantially all of this exposure through sale of the receivables to a third party. The related charge to earnings was immaterial. The Company continues to conduct business with Harnischfeger under credit terms acceptable to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Third Quarter 1999 Compared With Third Quarter 1998

Consolidated Results

      Fiscal 1999 third quarter sales of $135,693,000 were lower than sales for the same quarter last year by $15,638,000 or 10 percent. Net income for the current quarter totaled $6,898,000 compared with net income of $8,329,000 in the prior year quarter which primarily reflects the decline in sales. Net income for the third quarter of the prior fiscal year includes a charge of $567,000 associated with employee separation costs at the Company’s German operations.

      Net sales recorded by domestic operations totaled $79,823,000 during the current quarter which were $4,319,000 or five percent less than net sales of the third quarter of the prior fiscal year. The domestic Hydraulics Systems group recorded net sales which were four percent lower than the third quarter of last year. Sales of the domestic Metal Products group were 13 percent lower than the same quarter last year.

      Net sales of foreign operations totaled $55,870,000 which were $8,425,000 or 13 percent lower than the third quarter of last year adjusted for changes in currency exchange rates. The foreign Hydraulic Systems group reported shipments which were nine percent lower than the third quarter of last year adjusted for the effects of currency exchange differences. Sales of the Company’s Astron Division located in Europe were 16 percent lower on a parity-adjusted basis.

      Consolidated gross profit of $33,428,000 was $3,427,000 or nine percent lower than the third quarter of fiscal 1998 which primarily reflects the impact of the decline in sales during the current quarter. Despite the decline in revenues, gross profit margins for the current quarter improved compared with the third quarter of fiscal 1998 primarily reflecting the impact of profit improvement initiatives.

      Operating income of $12,559,000 in the current quarter was $2,352,000 lower than the same quarter last year which primarily reflects the decline in sales during the current quarter. Operating income of the Hydraulic Systems group of $7,708,000 was two percent lower than the same quarter last year. The Building Systems and Metal Products group recorded operating income of $4,851,000 which was 32 percent lower than operating income of the third quarter of last year.

Industry Segments
- Hydraulic Systems

	Three Months Ended
	July 31,

	1999	1998

	(in thousands)
Net sales	$94,851	$101,821

Operating income	7,708	7,828

Percent to sales	8.1%	7.7%

      The Hydraulic Systems segment accounted for 70 percent of the Company’s total sales and 61 percent of the total operating income during the current quarter. Revenues in this segment were $94,851,000 in the current quarter which is $6,970,000 less than segment revenues recorded in the third quarter of the prior year which reflects continuing weaker demand globally in the mobile hydraulics industry. Demand for agricultural, forestry, mining, material handling and export markets in the U.S. was lower than a year ago. Construction equipment sales, which had been expected to show signs of improvement, was flat for the quarter. Orders from customers in the refuse and truck equipment industries were strong during the current quarter.

      Operating income in the current quarter of $7,708,000 essentially equaled last year’s third quarter operating income. Current quarter operating margins increased more than five percent, up to 8.1 percent of revenues versus 7.7 percent for the third quarter of fiscal 1998, despite a significant reduction in revenues. Performance for the German business units improved over the third quarter of last year while performance for the Company’s operations in the United Kingdom was marginally lower. Comprehensive efforts are underway to develop strategies and initiatives which will improve the low gross margins currently realized by the operations in the United Kingdom.

- Building Systems and Metal Products

	Three Months Ended
	July 31,

	1999	1998

	(in thousands)
Net sales	$40,842	$49,510

Operating income	4,851	7,083

Percent to sales	11.9%	14.3%

      The Building Systems and Metal Products segment accounted for 30 percent of the Company’s total sales and 39 percent of total operating income during the current quarter. Revenues in this segment were $40,842,000 which is $8,668,000 less than segment revenues of the third quarter of the prior year. Operating income declined by $2,232,000 to $4,851,000 in the current quarter which primarily reflects the impact of lower revenues for both Astron Building Systems and Metal Products. Domestic Metal Products was affected by the continuation of difficult business conditions in the storage and container industry. However, sales of stamped metal components serving the truck equipment industry remained strong for the period. The decline in the performance of Astron was due to the carryover effects on builder-dealer capacities and capabilities due to poor weather conditions, the lingering effects of the Kosovo conflict and start-up costs associated with the commissioning of a new facility in the Czech Republic.

Nonoperating Income and Expense

      During the third quarter of fiscal 1999, nonoperating expenses of $2,004,000 were $211,000 lower than the same quarter last year. Interest expense of $2,229,000 in the current quarter was $263,000 lower than the prior year primarily due to lower average interest rates in the current quarter compared with the third quarter of fiscal 1998. Foreign currency exchange and translation losses totaled $231,000 in the third quarter of fiscal 1999 compared with a loss of $119,000 in the third quarter of the prior year.

      The Company utilizes foreign currency forward contracts primarily to hedge the principal and interest due on loans which are periodically made with foreign subsidiaries. Deferred gains and losses from such hedging activities were negligible at the end of the current quarter.

First Nine Months of 1999 Compared With First Nine Months of 1998

Consolidated Results

      Sales for the first nine months of fiscal 1999 of $395,243,000 were lower than sales for the same period last year by $30,704,000 or seven percent. Net income for the current period totaled $12,253,000 compared with net income of $19,207,000 in the prior year. Excluding an after-tax nonrecurring charge of $3,297,000, net income for the current year would have been $15,550,000. Results for the current period were also unfavorably impacted by an after-tax foreign currency loss in Brazil of approximately $500,000 due to a currency devaluation that occurred during the first quarter of the fiscal year.

      Net sales recorded by domestic operations totaled $231,085,000 during the current period which were $14,984,000 or six percent lower than net sales of the first nine months of the prior fiscal year. The domestic Hydraulics Systems group recorded net sales which were six percent lower than the first nine months of last year. Sales of the domestic Metal Products group were eight percent lower than the same period last year.

      Net sales of foreign operations totaled $164,158,000 which were $13,964,000 or eight percent lower than the first nine months of last year adjusted for changes in currency exchange rates. The foreign Hydraulic Systems group reported shipments which were nine percent lower than the same period last year adjusted for the effect of currency exchange rate differences. Sales of the Company’s Astron Division were down seven percent from last year on a parity-adjusted basis.

      Consolidated gross profit of $96,606,000 was $7,046,000 or seven percent lower than the first nine months of fiscal 1998 which primarily reflects the impact of the decline in sales during the current period. Despite the decline in revenues, gross profit margins for the current period declined compared with the first nine months of fiscal 1998 primarily reflecting the impact of profit improvement initiatives.

      During the quarter ended January 31, 1999, the Company recorded a nonrecurring charge of $5,392,000 ($3,297,000 after taxes) to recognize costs incurred in connection with initiatives to reorganize certain areas of the business and reduce operating costs. The nonrecurring costs consist of: (i) charges totaling $5,074,000 in association with a voluntary early retirement program and the separation of fixed support personnel at certain locations; these actions will reduce the Company’s worldwide employment by a total of 70 employees, and (ii) charges totaling $318,000 in connection with the consolidation of certain operating facilities in the United States and Europe. None of the recorded costs relate to the write-down or write-off of inventory or fixed assets of the affected businesses. Most of the indicated actions were completed in the first quarter of fiscal 1999 with the remainder scheduled for completion before the current fiscal year-end. Of the total pre-tax charge of $5,392,000, approximately $4,400,000 will be settled in the form of deferred payments over an extended period of time. The remainder, of which approximately $800,000 was expended during the nine months ended July 31, 1999, is expected to be fully expended before October 31, 1999. Annual savings from these profit improvement initiatives should exceed $5,000,000 on a pre-tax basis. For fiscal 1999, most of the savings from these programs will be realized in the last three quarters of the fiscal year.

      Operating income of $26,640,000 in the current period was $10,504,000 lower than the same period last year which primarily reflects the lower level of sales and the recognition of nonrecurring costs of $5,392,000 in the current period. Operating income of the Hydraulic Systems group of $19,477,000 was 12 percent lower than the same period last year. The Building Systems and Metal Products group recorded operating income of $12,555,000 which was 16 percent lower than operating income of the first nine months of last year.

Industry Segments
- Hydraulic Systems

	Nine Months Ended
	July 31,

	1999	1998

	(in thousands)
Net sales	$272,266	$294,161

Operating income	19,477	22,168

Percent to sales	7.2%	7.5%

      The Hydraulic Systems segment accounted for 69 percent of the Company’s total sales and 61 percent of the total operating income excluding nonrecurring costs. Revenues in this segment were $272,266,000 in the current period which is $21,895,000 less than segment revenues recorded in the first nine months of the prior year. Operating income in the current period was $19,477,000 which is $2,691,000 less than the prior year. The decline in performance of the Hydraulic Systems segment reflects the impact of continuing weaker demand globally in the mobile hydraulics industry. Demand from agricultural, construction equipment, forestry, mining, material handling and export markets in the U.S. was lower than a year ago. Orders from customers in the refuse and truck equipment industries improved during the latest period. Performance for the German operations improved over the same period of last year while the Company’s operations in the United Kingdom improved marginally during the nine months of the current period despite marginally lower performance during the current quarter.

- Building Systems and Metal Products

	Nine Months Ended
	July 31,

	1999	1998

	(in thousands)
Net sales	$122,977	$131,786

Operating income	12,555	14,976

Percent to sales	10.2%	11.4%

      The Building Systems and Metal Products segment accounted for 31 percent of the Company’s total sales and 39 percent of total operating income excluding nonrecurring costs. Revenues in this segment were $122,977,000 which is $8,809,000 less than segment revenues of the prior year period. Operating income declined by $2,421,000 to $12,555,000 in the current period. Net sales and operating income for this business segment declined compared with the first nine months of the prior year as the strength of Astron in the first quarter of the current fiscal year was offset by negative factors occurring during the second and third quarter which included inclement weather, the lingering effects of the Kosovo conflict and the start-up costs associated with the commissioning of a new facility in the Czech Republic. In addition, continued weakness in the storage and container industry caused performance of domestic Metal Products to fall short of the levels achieved in the first nine months of the prior year.

Nonoperating Income and Expense

      During the first nine months of fiscal 1999, nonoperating expenses of $6,764,000 were $332,000 lower than the same period last year. Interest expense of $6,917,000 in the current period was $673,000 lower than the prior year period due to both lower levels of debt and lower average interest rates in the current period compared with the first nine months of fiscal 1998. Foreign currency exchange and translation losses totaled $1,087,000 in the first nine months of fiscal 1999 compared with a loss of $633,000 in the same period of the prior year. The increase in losses is primarily attributable to foreign currency losses recorded in the current period for operations in Brazil where the local currency was severely devalued during the quarter ended January 31, 1999.

      The Company utilizes foreign currency forward contracts primarily to hedge the principal and interest due on loans which are periodically made with foreign subsidiaries. Deferred gains and losses from such hedging activities were negligible at the end of the current period.

Taxes

      The Company’s effective income tax rate was 38.4 percent during the first nine months of fiscal 1999 and 36.1 percent during the first nine months of the prior fiscal year. The current year effective rate is somewhat higher primarily as a result of reduced utilization of the tax loss carryforwards from the Company’s combined operations in Germany.

Impact of Year 2000

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company’s computer programs that have time-sensitive software may recognize a date using “00” as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations thereby causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Year 2000 Issue could also impact embedded systems which are devices which are used to control, monitor or assist in the operation of the Company’s plant, machinery and equipment. Embedded systems are an integral part of the system in which they operate and the impact of the Year 2000 Issue may not be obvious in these instances. Embedded systems can affect manufacturing and process control systems, communications systems, systems related to the operation of buildings and premises and the operation of office equipment.

      During fiscal year 1998, the Company completed an assessment which indicated that it was required to modify or replace portions of its software to ensure that its computer systems will function properly with respect to dates in the year 2000 and thereafter. A significant portion of the tasks identified by the assessment have either been completed or are in the process of being completed. The Company presently believes that, upon completion of all the required modifications, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if all system modifications are not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company. The Company’s assessment also included an analysis of the impact of the Year 2000 Issue with regard to its embedded systems to provide reasonable assurance that all plant, machinery and equipment on which the Company depends will continue to function in a satisfactory manner in the year 2000 and beyond. The Company has utilized, and will continue to utilize, both internal and external resources to reprogram, replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems. Current assessments indicate that projects to achieve Year 2000 compliance will be completed by the end of our fiscal year 1999. Presently, it is estimated that approximately 85 percent of such projects are complete. The Company does not currently expect to develop a formal contingency plan against failure to complete the project.

      Concurrent with the Year 2000 Issue, the Company is in the process of replacing outdated computer hardware and software at major facilities in the U.S. and Germany. The computer hardware and software being installed in those countries will increase the functionality and efficiency of information technology systems required to support manufacturing processes and administrative functions. Costs incurred in this regard are being capitalized in accordance with the Company’s accounting policies. The amount capitalized through July 31, 1999 in connection with these replacement programs is approximately $5.0 million. Costs for converting the remainder of the Company’s computer systems to ensure Year 2000 compliance are estimated to be $1,125,000. Of this amount, approximately $625,000 was expended prior to July 31, 1999.

      Management’s estimates of cost and time necessary to complete tasks associated with the Year 2000 project were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

      The Company also made inquiries with regard to certain of its vendors and suppliers with which it has a significant relationship in order to identify any potential material adverse effects that may impact such third parties as a result of the Year 2000 Issue. Although the Company believes its efforts will adequately address the Year 2000 Issue internally, it is possible that the Company will be adversely affected by problems encountered by its vendors or suppliers. Despite any vendor’s or supplier’s certification regarding Year 2000 compliance, there can be no assurance that the vendor’s or supplier’s ability to provide goods and services will not be adversely affected by the Year 2000 Issue. The most likely worst-case scenario would be that a failure by the Company or one or more of its vendors or suppliers to adequately and timely address the Year 2000 Issue would interrupt manufacturing of the Company’s products for an indeterminable period of time. The Company intends to identify alternative vendors should a vendor’s ability to meet the Company’s raw material and supply requirements be impacted by the Year 2000 Issue. While the Company believes it can minimize the impact of such non-compliance through the use of these alternative vendors, a disruption in production could have a material adverse impact on the Company.

Impact of Euro Conversion

      On January 1, 1999, eleven of the fifteen member countries of the European Union (the “participating countries”) established fixed conversion rates between their existing sovereign currencies (the “legacy currencies”) and a new common currency called the “euro.” The participating countries agreed to adopt the euro as their common legal currency on that date. The euro currently trades on currency exchanges and is available for non-cash transactions. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the “transition period”). During the transition period, payment for goods and services can be made using either the euro or the participating country’s legacy currency. Beginning January 1, 2002, the participating countries will withdraw all bills and coins denominated in the legacy currencies making conversion to euro complete.

      The Company believes it has identified all euro conversion issues and formulated and implemented appropriate action plans. However, there can be no certainty that such plans will successfully address euro conversion issues or that external factors may arise as a result of euro conversion, either of which may have an adverse effect on the Company’s operations.

LIQUIDITY AND CAPITAL RESOURCES

      The Company expects that sufficient financial resources, generated from both internal and external sources, will be available during the upcoming year to meet operating needs, to meet scheduled debt repayments, to fund capital expenditure programs and to fund the repurchase of up to 1,000,000 of its common stock if such repurchase occurs. Cash and cash equivalents declined by $6,794,000 during the first nine months of fiscal 1999 and totaled $29,057,000 at period end. Cash provided by operating activities during the current period was $23,829,000 compared with cash provided of $21,743,000 in the same period last year.

      Cash used in investing activities was $19,606,000 in the first nine months of fiscal 1999 compared with $13,289,000 used in the first nine months of last year. Capital expenditures of $19,646,000 in the current period were $3,925,000 greater than capital expenditures for the same period last year.

      Cash used by financing activities was $10,043,000 during the current period compared with $12,323,000 during the prior year period. During the current period net long-term debt totaling $5,274,000 was repaid. Net borrowings under short-term bank loan agreements was $4,502,000 in the current period which primarily reflects the impact of short-term borrowings by the Company’s operations located in the Czech Republic.

      On February 10, 1999, the Company reported that the Board of Directors had authorized the repurchase of up to 1,000,000 shares of Commercial Intertech common stock to be used for employee benefit plans and other corporate purposes. Purchases will be made from time to time in the open market or in private transactions at prevailing prices. No time limit was placed on the duration of the repurchase program. The timing and extent of any purchases will depend upon market conditions and other Company considerations and will be funded by internally generated cash or through utilization of available credit. As of August 31, 1999, the Company has not repurchased any of its common shares.

MARKET RISK

      Information regarding market risk of the Company as of October 31, 1998 is presented under the caption “Market Risk” which is included in Item 7 of the Company’s annual report on Form 10-K for the year ended October 31, 1998. There have been no material changes in the Company’s exposure to market risk during the nine months ended July 31, 1999 as described therein except for the unfavorable financial impact of the severe devaluation of the currency in Brazil as a result of local fiscal policies which occurred during the quarter ended January 31, 1999. During the quarter ended January 31, 1999, the Company incurred an after-tax foreign currency loss of approximately $500,000 as a result of the devaluation. Since that time, the currency in Brazil has stabilized and remained stable through July 31, 1999. Any future devaluation of the currency in Brazil could negatively impact the Company’s results of operations.

BUSINESS OUTLOOK

      Worldwide customer bookings were $130,178,000 during the current quarter. Incoming customer orders for the Hydraulic Systems group totaled $83,578,000 compared with $92,170,000 during the third quarter of the prior fiscal year. Incoming Hydraulic Systems group orders in the U.S. for the current quarter exceeded the level of the comparable period last year by four percent. The Building Systems and Metal Products group logged customer orders of $46,600,000 in the current quarter which was 12 percent below the corresponding period of 1998, but two percent higher than the second quarter of fiscal 1999. Astron orders continued to accelerate during the third quarter and the backlog at the close of the period was 11 percent higher than at the beginning of the fiscal year.

      Incoming customer orders totaled $387,894,000 during the first nine months of fiscal 1999. Current period orders are 13 percent lower than orders received last year on a parity-adjusted basis. Bookings for the first nine months of fiscal 1999 for the Hydraulic Systems group of $252,008 000 were 16 percent lower than last year’s orders on a parity-adjusted basis. Bookings of $135,886,000 for the Building Systems and Metal Products group were seven percent less than the amount recorded in the first nine months of the prior year.

      The worldwide backlog of unshipped orders amount to $166,452,000 at July 31, 1999. The amount of unshipped orders is 10 percent lower than the balance at the end of fiscal 1998 and 21 percent lower than the ending order backlog twelve months ago, both adjusted for foreign currency exchange rate differences. Worldwide backlog for the Hydraulic Systems group was $112,914,000 while the backlog for the Building Systems and Metal Products group was $53,538,000, the highest level in the most recent seven months of fiscal 1999.

      Quotation levels and shipping release dates, combined with a strong order backlog, suggest that Astron should report an excellent fourth quarter. While orders remain strong for many of the major market segments served by Hydraulic Systems in the United States, management is concerned about the prospects for sustained recovery in economic conditions in Europe and Brazil.

      The rate of recovery in demand from several of the industries the Company serves has been slower than anticipated. While the Company is expected to realize sequential quarter-over-quarter improvement in earnings, last year’s record results are not likely to be matched in fiscal 1999.

FORWARD-LOOKING INFORMATION

      Forward-looking statements contained in this Form 10-Q government filing are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Commercial Intertech Corp. has tried, wherever possible, to identify these “forward looking” statements by using such words as “anticipate,” “believe,” “estimate,” “expect” and similar expressions. The Company cautions that a number of important factors could cause the Company’s actual results for 1999 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These important factors include, without limitation, demand for the Company’s products; competition by rival developers of hydraulic systems and building systems and metal products; changes in technology; customer preferences; growth in the hydraulic systems and building systems and metal products industries; and general economic and business conditions. These important factors and other factors which could affect the Company’s results are detailed in the Company’s filings with the Securities and Exchange Commission and are included herein by reference. The Company assumes no obligation to update the information in this filing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Information regarding market risk of the Registrant is presented under the caption “Market Risk” which is included in Item 2 of this report and is incorporated herein by reference.

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

COMMERCIAL INTERTECH CORP.

Date	September 8, 1999	By	/s/ Steven J. Hewitt

Steven J. Hewitt Senior Vice President and Principal Financial Officer

Commercial Intertech Corp.
Index To Exhibits Filed Herewith

Exhibit No.		Description

27	-	Financial Data Schedule

Commercial Intertech Corp.
1775 Logan Avenue
Youngstown, OH 44501

September 8, 1999

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Dear Sirs:

      Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Commercial Intertech Corp. (the “Company”) is the Company’s Quarterly Report on Form 10-Q (the “Report”) for the period ending July 31, 1999.

      This filing is being effected by direct transmission to the Commission’s EDGAR System.

Very truly yours,

COMMERCIAL INTERTECH CORP.

/s/Kenneth E. Stumbaugh Kenneth E. Stumbaugh Controller