Form 10-K405
period 1999-10-31
COMMERCIAL INTERTECH CORP
filed 2000-01-26
CIK 22470

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1999

                         Commission File Number 1-10697

                           COMMERCIAL INTERTECH CORP.
             (Exact name of registrant as specified in its charter)

           Ohio                                            34-0159880
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

1775 Logan Avenue, Youngstown, Ohio                         44501-0239
-----------------------------------                      ----------------
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (330) 746-8011

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         Name of Each Exchange
       Title of Each Class                                on Which Registered
------------------------------------                    ------------------------
Common Stock, par value $1 per share                    New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No
                                                      ---   ---

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of common shares held by non-affiliates of the Registrant at December 31, 1999 was approximately $166 million (based upon the closing price on that date). For purposes of this calculation only, affiliates of the Registrant are deemed to be the Registrant's directors, executive officers and their affiliates.

         As of December 31, 1999, 14,620,812 shares of Common Stock, par value $1, were outstanding.

                                      INDEX

                           COMMERCIAL INTERTECH CORP.

                                                                                       Page No.
                                                                                       --------
PART I
------

ITEM 1.    Business...................................................................     3

ITEM 2.    Properties.................................................................     7

ITEM 3.    Legal Proceedings..........................................................     7

ITEM 4.    Submission of Matters to a Vote of Security Holders........................     7

ITEM 4A.   Executive Officers of the Registrant.......................................     8

PART II
-------

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters......     8

ITEM 6.    Selected Financial Data....................................................     9

ITEM 7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations...................................................    11

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk.................    22

ITEM 8.    Financial Statements and Supplementary Data................................    23

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure....................................................    53

PART III
--------

ITEM 10.   Directors and Executive Officers of the Registrant.........................    53

ITEM 11.   Executive Compensation.....................................................    58

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.............    66

ITEM 13.   Certain Relationships and Related Transactions.............................    69


PART IV
-------

ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........    70

SIGNATURES............................................................................    75


                                     PART I
                                     ------

ITEM 1. BUSINESS

      (a) General development of business:

RECENT DEVELOPMENTS

      On January 17, 2000, Commercial Intertech Corp. (the "Company" or "Commercial Intertech") and Parker-Hannifin Corporation ("Parker") announced that their Boards of Directors had approved a definitive agreement to merge in a cash - and - stock transaction whereby Parker would acquire all outstanding stock of Commercial Intertech Corp. for $20.00 per share. Commercial Intertech shareholders will receive Parker common stock based on an exchange ratio that will be determined by the twenty-day average of Parker's closing price as determined five days immediately preceding the closing date of the merger. Alternatively, shareholders may elect to receive $20.00 per share in cash, subject to a maximum of 49 percent of the value of the total shares acquired by Parker. The transaction will be accounted for by the purchase method of accounting for business combinations and is expected to be tax-deferred for that portion of the purchase price received in Parker common stock. The merger, which is anticipated to close in May 2000, is subject to approval of the shareholders of Commercial Intertech Corp.; regulatory approvals in the United States, Europe and other countries; and other closing conditions.

GENERAL

      Commercial Intertech was incorporated in Ohio in 1920. The Company's operations are principally organized and managed by product line and are comprised of three reportable segments: Commercial Hydraulics, Buildings Systems and Metal Forming. In 1986, the Company acquired CUNO Incorporated ("CUNO"), a manufacturer of fluid purification products. The Company made a 100 percent spin-off of the common stock of the CUNO business in 1996 and reflected the net assets and operating results for CUNO for 1996 and prior years as a discontinued operation. Therefore, the Commercial Hydraulics, Building Systems and Metal Forming segments account for all of the Company's continuing businesses. Unless otherwise noted, all references in this report of the Registrant relate to the continuing businesses.

      (b) Financial information about segments:

      See "Note I - Segment Reporting" of the Consolidated Financial Statements on pages 44 through 46.

      (c) Narrative description of business:

COMMERCIAL HYDRAULICS SEGMENT

      The Commercial Hydraulics segment manufactures gear pumps and motors, control valves and telescopic cylinders for use generally on heavy-duty mobile equipment such as dump trucks, cranes, refuse vehicles, front-end loaders, backhoes and mining machines. Other products manufactured by the Company include hydraulic test equipment for military and industrial applications, hydraulic steer transmissions for military vehicles, mobile electrical power generators, hydraulic tilt and trim mechanisms for recreational boating and axial piston pumps and motors for industrial and marine applications. A worldwide Systems Engineering organization was formed in 1999 to focus exclusively on providing complete hydraulic systems to customers. The Company's gear pumps and motors, control valves and telescopic cylinders are sold primarily to original equipment manufacturers by the Company's hydraulic sales organization consisting of approximately 76 persons in the United States and Canada and approximately 71 persons outside North America. A portion of the Company's sales is made to independent distributors for resale primarily to the replacement market.

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

      The Company believes that it is the largest supplier of gear pumps and is among the leading single- source suppliers of hydraulic systems for mobile equipment in the United States. The market for hydraulic components is highly competitive. The Company's Commercial Hydraulics segment competes on the basis of product quality and innovation, customer service and price.

BUILDING SYSTEMS SEGMENT

      The Building Systems segment consists of Astron Building Systems(R) which designs and manufactures custom-engineered buildings. Astron, the European market leader in metal building systems, produces pre- engineered single and multi-story buildings that serve as aircraft hangars, indoor athletic facilities, automobile showrooms, offices, supermarkets, factories and warehouses. Astron buildings are sold throughout the twelve countries of the European Economic Community, in Scandinavia and in Eastern Europe, as well as in China and elsewhere in the Asia Pacific region. This division developed its own computerized building pricing and proposal system, known as Cyprion(R) that tailors buildings to customers' precise dimension and design requirements. Through Cyprion, Astron's nearly 400 qualified builder/dealers can provide pricing and building plans in a fraction of traditional architectural time. The builder/dealers are supported by Astron's sales force of approximately 101 persons. Additionally, Astron has developed state of the art work stations utilizing computer design technology which automatically configures optimum parameters for more efficient use of material maximizing manufacturing technology.

      The Company's Building Systems segment competes on the basis of product performance and price.

METAL FORMING SEGMENT

      The Company's Metal Forming segment produces custom and standard metal products, including tank ends and a wide variety of other steel products, such as wheels for tracked vehicles, components for railcar brake activators, couplings and covers for mechanical power differential and transmission applications, large circuit breaker covers, and circular closures and accessories for a broad variety of vessels and containers produced in sizes from four inches to 25 feet. Also known as tank ends or tank heads, this product line is the most comprehensive and extensive in the United States, serving thousands of customers from three manufacturing locations and four strategically located Distribution Centers.

      The Metal Forming's Distribution Center concept is unique to the industry, and has successfully served both large and small vessel fabricators for over 35 years providing 48 to 72-hour delivery service. The Distribution Center concept remains a major contributor to the success of the Metal Forming operations. The sales and marketing activities for metal forming products are conducted in North America, with exports to the Pacific Rim, South America and the Middle East, by a sales organization of approximately 20 persons. The Metal Forming segment competes successfully for specialty custom designed and formed products in a variety of shapes and sizes with regional domestic companies that often have lower freight producing costs. Additionally, standard products are offered for sale from the Metal Forming Distribution Centers located in Saginaw, Texas; Chicago, Illinois; Hagerstown, Maryland; and Orange, California.

      The Company purchased the former Hall F&D Head Company (renamed the Southern Metals Division) in Saginaw, Texas, in 1995. This division along with the Orange County facility produces specialty medium and large-diameter products in a broad variety of circular shapes for the storage tank and pressure vessel industries.

      The Company's Metal Forming segment competes on the basis of product quality, customer service and price.

MANUFACTURING

      The Company manufactures Commercial Hydraulics products in 19 plants, Building Systems products in two plants and Metal Forming products in three plants worldwide. The Company's hydraulic manufacturing operation is highly integrated and the Company generally purchases few components from independent suppliers. The Company has developed tooling for a substantial number of its fabricated metal products, which enables a reduction in the costs and the time of manufacturing. In general, raw materials required by the Company's manufacturing operations are available from numerous sources in the quantities desired.

RESEARCH AND PRODUCT DEVELOPMENT

      The Company conducts research and development primarily for its Hydraulics products. In fiscal 1999 the Company expended $7,001,000 for research and development activities compared with $6,915,000 and $6,984,000 in 1998 and 1997, respectively. The Company intends to continue to make substantial research and development expenditures in order to bring developmental products to market.

PATENTS AND TRADEMARKS

      The Company currently holds registered trademarks and patents associated with certain existing products and has filed applications for additional patents covering certain of its newer products. Although the Company considers patents and trademarks significant factors in all of its businesses, it does not consider the ownership of patents essential to the operation of its Commercial Hydraulics, Building Systems or Metal Forming segments. The Company relies on product quality and features, the strength of its marketing and distribution network and on new product introductions rather than on its existing patents to protect and improve its market position in each of its business segments.

SEASONALITY

      Because sales of certain hydraulic systems and custom-engineered metal buildings are related to the construction industry, this portion of the Company's business is affected by the seasonality of that industry.

EMPLOYEES

      The Company employs 3,836 full-time employees worldwide. The Company believes that its labor relations are generally satisfactory.

BACKLOG

      The consolidated backlog of unfilled orders at the end of fiscal 1999 was approximately $154 million. Backlogs at the end of fiscal years 1998 and 1997 were $192 million and $200 million, respectively. The Company expects a substantial portion of its order backlog at the end of 1999 will be shipped during fiscal 2000.

      (d) Financial information about geographic areas:

      See "Note I - Segment Reporting" of the Notes to Consolidated Financial Statements on pages 44 through 46.

ITEM 2. PROPERTIES

      The principal facilities of the Registrant and its subsidiaries by reportable segments are located in:

OWNED:


Commercial Hydraulics               Building Systems                  Metal Forming
---------------------               ----------------                  -------------

Youngstown, Ohio                    Diekirch, Luxembourg              Youngstown, Ohio
Hicksville, Ohio                                                      Orange, California
Kings Mountain, North Carolina                                        Saginaw, Texas
Benton, Arkansas
Mairinque, Brazil
Grantham, England
Minneapolis, Minnesota
Port Melbourne, Australia
Warwick, England
Chemnitz, Germany
Geringswalde, Germany

LEASED:

Commercial Hydraulics               Building Systems                  Metal Forming
---------------------               ----------------                  -------------

Chanhassen, Minnesota               Prerov, Czech Republic            Hagerstown, Maryland
Minneapolis, Minnesota                                                Chicago, Illinois
Blacktown, Australia
Brisbane, Australia
Perth, Australia
Cheltenham, England
Gloucester, England
Verona, Italy


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

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is traded on the New York Stock Exchange under the ticker symbol TEC. The following is the range of high and low sales prices and cash dividends paid per share by quarters for fiscal 1999 and 1998.


                                                   RANGE OF SALES
                                                       PRICES
                                                ------------------     DIVIDENDS
                                                HIGH           LOW     PER SHARE
                                                ------------------     ---------
      1999:
         First quarter........................$ 19 5/8      $ 12 1/4     $  .15
         Second quarter.......................  14 15/16      11 1/8        .15
         Third quarter........................  16 7/16       12 15/16      .15
         Fourth quarter.......................  14 5/8        10 1/2        .15
                                                                         ------
                                                                         $  .60
                                                                         ======

      1998:
         First quarter........................$ 21 1/4      $ 16         $ .135
         Second quarter.......................  24 9/16       18 1/4       .150
         Third quarter........................  23 9/32       17 3/16      .150
         Fourth quarter.......................  22 13/16      14 1/4       .150
                                                                         ------
                                                                         $ .585
                                                                         ======

      As of October 31, 1999, there were 3,591 holders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF FINANCIAL DATA, 1989 - 1999
Commercial Intertech Corp. and Subsidiaries


(in thousands, except per share data and ratios)     1999         1998           1997          1996          1995          1994
                                                     ----         ----           ----          ----          ----          ----
INCOME DATA - Note A
  Net sales ....................................   $534,994      $576,449      $526,624      $465,209      $459,137      $373,820
  Gross profit .................................    130,652       142,843       139,284       124,216       122,015       106,832
  Interest expense .............................      9,000        10,204        10,493         7,083         6,238         4,262
  Income from continuing operations before
     income taxes ..............................     31,695        49,310        40,318        23,738        30,379        25,760
  Income taxes .................................     11,915        16,503        13,527         8,382         6,097         7,948
  Income from continuing operations ............     19,780        32,807        26,791        15,356        24,282        17,812
  Discontinued operations, accounting
     changes and extraordinary items ...........          0             0             0         2,039         6,101         7,269
  Net income ...................................     19,780        32,807        26,791        17,395        30,383        25,081
Earnings per share - Note B
  Income from continuing operations:
     Basic .....................................       1.28          2.23          1.83           .91          1.48          1.06
     Diluted ...................................       1.14          1.90          1.56           .86          1.37          1.00
  Net income:
     Basic .....................................       1.28          2.23          1.83          1.05          1.89          1.55
     Diluted ...................................       1.14          1.90          1.56           .99          1.75          1.44
  Dividends per share of common stock:
     Cash ......................................        .60          .585           .54           .54           .51           .48
     Stock .....................................         --            --            --            --            --            50%

OTHER FINANCIAL DATA - Note A
  Total assets .................................   $402,010      $409,225      $384,798      $337,116      $402,679      $370,595
  Current assets ...............................    191,845       208,103       189,996       190,403       182,859       172,760
  Less current liabilities .....................    114,810       122,959       127,345       116,223       117,420        99,482
     Net working capital .......................     77,035        85,144        62,651        74,180        65,439        73,278
  Net plant investment .........................    112,648       107,864       103,426        96,620        94,795        77,105
  Gross capital expenditures ...................     23,529        20,899        11,699        17,712        31,709        19,236
  Long-term debt ...............................    100,215       108,533       111,342        93,415        69,869        71,846
  Redeemable preferred stock ...................          0             0             0             0             0             0
  Shareholders' equity .........................    135,947       130,412       102,830        87,161       176,593       147,982
  Shareholders' equity per share - Note C ......       8.78          8.69          6.89          5.94         11.07          9.44
  Actual number of shares outstanding at
     year-end ..................................     14,695        14,270        14,125        13,560        15,440        15,199
  Average number of shares outstanding
     during the year - Note B ..................     14,106        13,870        13,567        14,578        14,956        14,813

RATIOS - Note A
  Gross profit to net sales ....................       24.4%         24.8%         26.4%         26.7%         26.6%         28.6%
  Income from continuing operations to
      net sales ................................        3.7%          5.7%          5.1%          3.3%          5.3%          4.8%
  Effective income tax rate ....................       37.6%         33.5%         33.6%         35.3%         20.1%         30.9%
  Income from continuing operations to average
     shareholders' equity ......................       14.9%         28.1%         28.2%         11.6%         15.0%         13.3%
  Ratio of current assets to current liabilities     1.67:1        1.69:1        1.49:1        1.64:1        1.56:1        1.74:1
  Ratio of long-term debt to  shareholders'
     equity plus long-term debt ................       42.4%         45.4%         52.0%         51.7%         28.3%         32.7%



Note A - Years 1996 and prior have been restated to reflect the 100 percent spin-off of CUNO Incorporated as of September 10, 1996. Fiscal years 1991-1999 have been computed in accordance with Employers' Accounting for Postretirement Benefits Other Than Pensions, FASB Statement No.
         106. Fiscal years 1992-1999 have been computed in accordance with Accounting for Income Taxes, FASB Statement No. 109. Prior years have not been restated for FASB Statements No. 106 and No. 109.
Note B - Earnings per share data has been computed in accordance with Earnings
         Per Share, FASB Statement No. 128, for all years presented. Average number of shares outstanding during the year have been restated for all years presented and represents the denominator used for basic earnings per share calculations. Weighted average number of shares outstanding used for earnings per share computations have been adjusted for all subsequent share dividends.
Note C - Based on actual number of shares outstanding at end of period adjusted for all subsequent share dividends.

SUMMARY OF FINANCIAL DATA, 1989 - 1999
Commercial Intertech Corp. and Subsidiaries


(in thousands, except per share data and ratios)         1993            1992            1991            1990           1989
                                                         ----            ----            ----            ----           ----
INCOME DATA - Note A
  Net sales .....................................     $ 317,806       $ 322,413       $ 305,942       $ 322,167      $ 300,640
  Gross profit ..................................        88,243          94,550          90,801         101,061         96,180
  Interest expense ..............................         5,472           4,650           4,549           4,592          6,168
  Income from continuing operations before
     income taxes ...............................        23,151          28,163          32,150          41,636         42,085
  Income taxes ..................................         8,435           9,402          13,242          17,809         16,251
  Income from continuing operations .............        14,716          18,761          18,908          23,827         25,834
  Discontinued operations, accounting changes and
     extraordinary items ........................          (701)         (1,325)         (7,805)          3,780        (19,104)
  Net income ....................................        14,015          17,436          11,103          27,607          6,730
Earnings per share - Note B
  Income from continuing operations:
     Basic ......................................           .86             .99             .87            1.17           1.49
     Diluted ....................................           .81             .93             .81            1.11           1.40
  Net income:
     Basic ......................................           .81             .89             .33            1.40            .39
     Diluted ....................................           .77             .85             .32            1.32            .39
  Dividends per share of common stock:
     Cash .......................................           .45             .45             .45             .44            .40
     Stock ......................................            --              --              --              --             --

OTHER FINANCIAL DATA - Note A
  Total assets ..................................     $ 302,295       $ 301,734       $ 289,712       $ 315,617      $ 298,252
  Current assets ................................       114,082         113,209         102,330         124,936        109,474
  Less current liabilities ......................        78,934          76,040          62,383          70,775         74,423
     Net working capital ........................        35,148          37,169          39,947          54,161         35,051
  Net plant investment ..........................        65,426          70,586          71,753          71,376         58,166
  Gross capital expenditures ....................         6,194           7,387          11,543          16,432         12,056
  Long-term debt ................................        72,479          79,974          48,268          64,871         39,175
  Redeemable preferred stock ....................             0               0          38,491          37,594              0
  Shareholders' equity ..........................       120,106         117,405         112,608         124,891        170,463
  Shareholders' equity per share - Note C .......          7.74            7.74            7.59            8.45           8.96
  Actual number of shares outstanding at year-end        15,056          14,864          14,686          14,781         19,030
  Average number of shares outstanding
     during the year - Note B ...................        14,711          14,563          14,539          16,503         17,394

RATIOS - Note A
  Gross profit to net sales .....................          27.8%           29.3%           29.7%           31.4%          32.0%
  Income from continuing operations to net sales            4.6%            5.8%            6.2%            7.4%           8.6%
  Effective income tax rate .....................          36.4%           33.4%           41.2%           42.8%          38.6%
  Income from continuing operations to average
     shareholders' equity .......................          12.4%           16.3%           15.9%           16.1%          16.3%
  Ratio of current assets to current liabilities         1.45:1          1.49:1          1.64:1          1.77:1         1.47:1
  Ratio of long-term debt to shareholders' equity
     plus long-term debt ........................          37.6%           40.5%           30.0%           34.2%          18.7%


Note A - Years 1996 and prior have been restated to reflect the 100 percent spin-off of CUNO Incorporated as of September 10, 1996. Fiscal years 1991-1999 have been computed in accordance with Employers' Accounting for Postretirement Benefits Other Than Pensions, FASB Statement No.
         106. Fiscal years 1992-1999 have been computed in accordance with Accounting for Income Taxes, FASB Statement No. 109. Prior years have not been restated for FASB Statements No. 106 and No. 109.
Note B - Earnings per share data has been computed in accordance with Earnings
         Per Share, FASB Statement No. 128, for all years presented. Average number of shares outstanding during the year have been restated for all years presented and represents the denominator used for basic earnings per share calculations. Weighted average number of shares outstanding used for earnings per share computations have been adjusted for all subsequent share dividends.
Note C - Based on actual number of shares outstanding at end of period adjusted for all subsequent share dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 1997 - 1999

RESULTS OF OPERATIONS
Revenues

     Consolidated sales in 1999 of $535.0 million were seven percent lower than the record revenues of $576.4 million reported in 1998. Sales were lower in 1999 for all three of the Company's business segments reflecting reduced customer demand and adverse business conditions on a global scale. Sales for 1999 exceeded 1997 revenues of $526.6 million by two percent, however, as a result of modest period-to-period increases in the Building Systems and Commercial Hydraulics business segments. Domestic operations accounted for 58 percent of the Company's total sales in 1999 versus 57 percent in 1998 and 55 percent in 1997. Reduced activity in the Commercial Hydraulics and Metal Forming business units caused domestic sales to fall short of those in 1998 by six percent but revenues were higher than those in 1997 by more than five percent. Export sales from the U.S. to nonaffiliated customers in Canada, Latin America and South America were down 24 percent in 1999 following three years of uninterrupted growth. Sales for the Company's foreign operations decreased six percent from those in 1998, after adjusting for exchange rate differences, as a result of reduced activity in all of the overseas markets served by the Commercial Hydraulics business segment. Strong sales volumes for Building Systems in the first and last fiscal quarters of 1999 were negated by adverse weather conditions and political conflict during the second and third quarters, causing sales for the year to be about the same as those in 1998 on a parity-adjusted basis. Building Systems revenues for 1999 were 14 percent higher than those in 1997 while sales for Commercial Hydraulics' combined overseas operations were lower than 1997 sales by 8 percent.

Operating Income

     During the quarter ended January 31, 1999, the Company recorded a nonrecurring charge of $5.4 million ($3.3 million after taxes) to recognize costs incurred in connection with initiatives to reorganize certain areas of the business and reduce operating costs. The nonrecurring costs consist of: (i) charges totaling $5.2 million in association with a voluntary early retirement program and the separation of fixed support personnel at certain locations; these actions reduced the Company's worldwide employment by a total of 70 employees, and (ii) charges totaling $0.2 million in connection with the consolidation of certain operating facilities in the United States and Europe. None of the costs relate to the write-down or write-off of inventory or fixed assets of the affected businesses. Most of the indicated actions were completed in the first quarter of fiscal 1999 with the remainder being completed during the year. Of the total pre-tax charge of $5.4 million, approximately $4.4 million will be settled in the form of deferred payments over an extended period of time. The remainder was fully expended during the year. Annual savings from these profit improvement initiatives should exceed $5.0 million on a pre-tax basis. For fiscal 1999, most of the savings from these programs were realized in the last three quarters of the fiscal year.

     Operating income for 1999 amounted to $40.5 million compared to $55.2 million in 1998 and $48.8 million in 1997. Excluding the nonrecurring charge of $5.4 million, operating income for the year totaled $45.9 million representing decreases from 1998 and 1997 of 17 percent and 6 percent, respectively. Income for Commercial Hydraulics in 1999 was 23 percent lower than last year's record performance and was down nine percent compared to 1997. Operating incomes for the Building Systems and Metal Forming business segments were down 15 percent and four percent, respectively, from 1998 but were nearly equal to income reported in 1997 for both segments. ORSTA, a manufacturer of hydraulic cylinders, piston pumps and gear pumps, was acquired in 1994 from Truehandanstalt ("THA"), the regulatory agency of the Federal Republic of Germany responsible for privatizing state-owned enterprises in this region. Under terms of the Purchase Agreement, Commercial Intertech tendered no financial consideration to acquire the shares of the business but received, in addition to net assets, cash contributions from the THA to fund pre-existing capital investment programs and cover estimated operating losses over a period of two years. Additional operating subsidies totaling $4.5 million were received from the German government at the outset of fiscal 1997 and were amortized to income through the end of fiscal 1998. $1.8 million was amortized to income through cost of products sold in 1998 and $2.7 million was amortized in 1997.

         The Company's operations are principally organized into three business segments. A discussion follows of results of operations for each segment.

- Commercial Hydraulics

                                             1999        1998        1997
                                             ----        ----        ----
                                                    (in millions)

         Net Sales........................ $ 358.9     $ 390.5     $ 353.0
         Operating Income.................    24.5        31.9        26.9
         Percent To Sales.................     6.8%        8.2%        7.6%


         Commercial Hydraulics accounted for 67 percent of the Company's total sales and 53 percent of total operating income (before nonrecurring charges) in 1999. Revenues in this segment of $358.9 million were lower than last year by $31.6 million or eight percent while operating income of $24.5 million was down $7.4 million or 23 percent from record income in 1998. Sales in the United States were down six percent from those in 1998 reflecting a slowdown in demand from customers in most of the mobile hydraulic industry segments served by the Company. Most of the domestic business units reported lower income in 1999 as a consequence of the reduced sales volume. Sales and operating income were also lower for the Company's operations located in the United Kingdom, Australia and Brazil as a result of weak industry and economic conditions. Operating losses narrowed to $3.5 million in Germany, down from losses of $5.0 million in 1998 (excluding operating subsidies of $1.8 million) and $8.0 million in 1997 (excluding subsidies of $2.7 million). Selling prices in this business segment remain under pressure as a result of reduced customer demand, increased production capacity, and industry consolidation. In response to these conditions, the Company has continued to aggressively pursue strategies to lower the cost of manufactured and purchased components. Capital expenditures amounted to $15.2 million for this segment in 1999 versus expenditures of $17.7 million in 1998 and $9.9 million in 1997. Included in the total for the current year are expenditures of $8.7 million for equipment upgrades in the U.S. to improve manufacturing performance and the installation of new computer systems. The majority of the remaining expenditures in 1999 pertain to the purchase of equipment for the manufacture and assembly of new product lines in the United Kingdom and general upgrades of production equipment in Europe. Incoming orders for the year ended 11 percent lower than 1998 with the backlog of unfilled orders to start the new fiscal year being 20 percent lower than last year on a parity-adjusted basis.

- Building Systems
                                            1999         1998          1997
                                            ----         ----          ----
                                                   (in millions)

         Net Sales....................... $ 121.9      $ 126.7       $ 113.0
         Operating Income................    12.1         14.3          12.5
         Percent To Sales................     9.9%        11.3%         11.1%

         Building Systems accounted for 23 percent of the Company's total sales and 27 percent of total operating income (before nonrecurring charges) in 1999. Revenues of $121.9 million in 1999 were down two percent from last year on a parity-adjusted basis while operating income of $12.1 million was down 15 percent. Adverse weather conditions placed construction constraints on builder dealers and caused delays in the shipment of finished orders during most of the second and third quarters, while uncertainty over the political conflict in Kosovo resulted in a significant decline in quotations and order placement throughout the period. Conditions normalized in the fourth quarter of 1999 enabling the Building Systems operations to ship a record number of tons for the quarter. Results for the year were also reduced by costs incurred to start up a new manufacturing facility in the Czech Republic. Price and cost structures were relatively stable for this business segment in 1999. Capital expenditures for this segment amounted to $5.3 million in 1999 versus $0.9 million in 1998 and $0.6 million in 1997. Most expenditures in 1999 pertained to the purchase of production equipment for the new manufacturing facility in the Czech Republic. Other expenditures in these years relate to production capacity and office automation. Incoming orders for Building Systems in the current fiscal year were equal to those in 1998 on a parity-adjusted basis. The backlog of unfilled orders to start the new fiscal year is five percent lower than last year after adjusting for exchange rate differences.

- Metal Forming

                                                   1999        1998      1997
                                                   ----        ----      ----
                                                         (in millions)

         Net Sales............................... $ 54.2     $ 59.2    $ 60.6
         Operating Income........................    9.3        9.0       9.4
         Percent To Sales........................   17.2%      15.2%     15.4%

         Metal Forming accounted for 10 percent of the Company's total sales and 20 percent of total operating income (before nonrecurring charges) in 1999. While revenues of $54.2 million in 1999 were down eight percent from last year, operating income was up three percent over the same period. The year-over-year gain in operating income results from increased activity in the truck equipment market and comprehensive efforts to reduce fixed operating costs of the business unit. Selling prices in this segment generally move in line with the cost of raw materials and, accordingly, did not fluctuate substantially in 1999. However, competitive pressures necessitated some price adjustments in certain markets. Capital expenditures for this segment amounted to $3.0 million in 1999 versus $2.3 million in 1998 and $1.1 million in 1997. Nearly one-half of the expenditures in 1999 pertain to installation of new computer systems and the purchase of equipment for the Southern Metals operation in Texas to enter the large tank head business. Other expenditures in these years relate to refurbishment and replacement of production equipment. Incoming orders for Metal Forming ended the fiscal year 14 percent lower than 1998 while the backlog of unfilled orders to start the new fiscal year is 22 percent lower.

Nonoperating Income and Expense

         Interest received from investments increased from $0.7 million in 1998 to $0.9 million in 1999 due, principally, to increased working capital needs in Europe. Investment yields in 1999 were reflective of declining interest rates throughout the world.

         Approximately 85 percent of total interest expense incurred on borrowed funds in 1999 resulted from long-term obligations. Most of the long-term interest expense derives from the senior unsecured notes and the senior unsecured revolving credit agreement. The notes represent a 7.61 percent private placement senior unsecured note with a group of institutional investors which was completed in July 1997. Remaining interest expense primarily pertains to long-term debt to fund major construction projects, equipment leases and short-term borrowings to support current operations. Effective interest rates paid by the Company have decreased since last year due to a slightly lower interest rate on amounts drawn under the unsecured revolving credit agreement. Short-term rates have fluctuated on an interim basis with interest rates significantly higher for local currency debt in Brazil.

         Foreign currency exchange and translation gains and losses are included in other nonoperating expense. These amounts totaled losses of $1.3 million in 1999 and $1.0 million in 1998 and $0.5 million in 1997. A significant portion of the currency loss in 1999 resulted from a sharp devaluation of the local currency in Brazil. The Company utilizes foreign currency forward contracts to hedge the principal and interest due on loans which are periodically made with foreign subsidiaries. Deferred gains and losses from such hedging activities were negligible at the end of the current fiscal period (see Note J).

         Other nonoperating income for 1998 includes a pre-tax gain of $4.5 million on the sale of vacant property located in Europe. Nonoperating income in 1997 includes a $1.0 million gain from the transfer of Astron Building Systems marketing and manufacturing rights to a new licensee in Korea.

Taxes

         The Company's effective tax rate increased to 38 percent in 1999 compared to 34 percent in 1998 and 1997. The Company continues to utilize the tax loss carryforwards acquired with the ORSTA business in 1994 to shelter earnings of the Company's German operations, including those of a Building Systems subsidiary. Under German law, the net operating loss carryforwards are only available to be utilized against taxable income generated by the German subsidiaries. Remaining net operating losses in Germany of approximately $109 million may be carried forward indefinitely and are expected to provide tax relief on income earned by all operations in Germany for a number of years. Offsetting these benefits were the tax consequences of repatriating foreign earnings, state and local taxes levied on domestic income and the unfavorable effects of tax changes on reserve contracts beginning in 1999.

Net Income

         Net income for 1999, including the after-tax charge of $3.3 million associated with initiatives to reorganize certain areas of the business and reduce operating costs, amounted to $19.8 million compared to $32.8 million in 1998 and $26.8 million in 1997. Results for 1998 include a $2.9 million after-tax gain on the sale of vacant land in Europe. Excluding these one-time charges and gains, net income for 1999 was lower than income in 1998 and 1997 by 23 percent and 14 percent, respectively. Diluted earnings per share for the three-year period amounted to $1.14 per share in 1999 ($1.34 per share excluding the nonrecurring charge), $1.90 per share in 1998 ($1.73 per share excluding the one-time gain on sale of property) and $1.56 per share in 1997.

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

         During the fiscal year 1998, the Company completed an assessment which indicated that it was required to modify or replace portions of its software to ensure that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company utilized both internal and external resources to reprogram, replace, and test the software for Year 2000 compliance. The Company identified no Year 2000 compliance issues nor experienced any operational disruptions at the turn of the millennium.

         Concurrent with the Year 2000 Issue, the Company replaced outdated computer hardware and software at major facilities in the U.S. and Germany. The computer hardware and software installed in those countries increased the functionality and efficiency of information technology systems required to support manufacturing processes and administrative functions. Costs incurred in this regard were capitalized in accordance with the Company's accounting policies. The amount capitalized through October 31, 1999 in connection with these replacement programs is approximately $6.4 million. Costs for converting the remainder of the Company's computer systems to ensure Year 2000 compliance are expected to total $1.1 million. Of this amount, approximately $0.9 million was expended prior to October 31, 1999 with the balance having been expended by January 1, 2000.

         The Company also made inquiries with regard to certain of its vendors and suppliers with which it has a significant relationship in order to identify any potential material adverse effects that may impact such third parties as a result of the Year 2000 Issue. Although the Company's efforts addressed the Year 2000 Issue internally, it is possible that the Company will be adversely affected by problems encountered by its vendors or suppliers. Despite any vendor's or supplier's certification regarding Year 2000 compliance, there can be no assurance that the vendor's or supplier's ability to provide goods and services will not be adversely affected by the Year 2000 Issue. The most likely worst-case scenario would be that a failure by the Company or one or more of its vendors or suppliers to adequately and timely address the Year 2000 Issue would interrupt manufacturing of the Company's products for an indeterminable period of time. Although we have neither identified nor been notified by our vendors or suppliers of any Year 2000 Issue following the turn of the millennium, the Company has identified alternative vendors should a vendor's ability to meet the Company's raw material and supply requirements ultimately be impacted by the Year 2000 Issue. While the Company believes it can minimize the impact of such non-compliance through the use of these alternative vendors, such alternative use has, thus far, not proven to be necessary.

Impact of Euro Conversion

         On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and a new common currency called the "euro." The euro trades on currency exchanges and is available for non-cash transactions. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro until January 1, 2002 (the "transition period"). During the transition period, payment for goods and services can be made using either the euro or the participating country's legacy currency. Beginning January 1, 2002, the participating countries will withdraw all bills and coins denominated in the legacy currencies, making conversion to euro complete.

         The euro conversion is expected to stimulate competition by creating cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on an country-by-country basis. The Company has reviewed the marketing strategies and the cost structures of its European operations and did not significantly change current pricing strategies as a result of implementation of the euro. In addition, the Company does not expect changing competitive pressures resulting from the euro conversion to significantly impact the Company's businesses or its operating results, financial position or liquidity.

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

         The Company has also addressed the impact of euro conversion on matters such as currency exchange rate risk, taxation, and continuity of contracts including continuity of contracts involving derivatives and other financial instruments. The impact of euro conversion in these areas did not significantly impact operating results, financial condition or liquidity.

         The Company believes it has identified all euro conversion issues and formulated and implemented appropriate action plans. However, there can be no certainty that such plans will successfully address euro conversion issues or that external factors may arise as a result of euro conversion either of which may have an adverse effect on the Company's operations.

Accounting Standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income." This Statement defines comprehensive income and outlines certain reporting and disclosure requirements related to comprehensive income. This standard was adopted during fiscal 1999 and prior years financial statements have been restated. This standard had no impact on the Company's financial condition or results of operations.

         Also in June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Statement requires the Company to evaluate its present reporting and disclosure requirements regarding operating segments. The Statement was adopted as of October 31, 1999 and prior years disclosures have been restated, where necessary. The Company's operations are principally organized and managed by product line and are comprised of three reportable segments: Commercial Hydraulics, Building Systems and Metal Forming. The Statement had no effect on the amounts recorded in the consolidated financial statements.

         In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Statement revises the disclosure requirements relative to pension and other postretirement benefit information included in annual financial statements. This standard was adopted as of October 31, 1999. Statement No. 132, which did not change the measurement or recognition of pension or other postretirement benefits, did not impact the Company's consolidated financial condition or results of operations.

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 was initially required to be adopted by the Company effective for the fiscal year ending October 31, 2000. In July 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which extends the effective date of Statement No. 133 to the fiscal year ending October 31, 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the Statement will have a significant effect on consolidated earnings or financial position of the Company.

         In 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5 "Reporting on the Costs of Start-up Activities." SOP 98-1 requires companies to adopt uniform rules in their financial statements in accounting for the costs of computer software developed or obtained for internal use. SOP 98-5 defines start-up activities and requires that companies expense start-up costs and organization costs as they are incurred. Both SOP's are effective for the fiscal year ending October 31, 2000. The Company does not expect either SOP to have a material impact on the consolidated financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is generally defined as the ability to generate cash, by whatever means available, to satisfy the short and long-term needs of the Company. With respect to cash flow in 1999, the balance of cash and cash equivalents decreased from $35.9 million at the end of 1998 to a total of $27.0 million at the end of the current period - a difference of $8.9 million. Cash generated by Commercial Intertech's operations amounted to $33.2 million in 1999, representing a decrease of $3.4 million from the previous year. Cash generated by reductions in accounts receivable and inventories was more than offset by cash utilized for accounts payable and accrued expenses, income taxes and increases in prepaid and other current assets. Amortization of intangibles, postretirement benefits, deferred income taxes and most of the nonrecurring costs are noncash in nature and, therefore, had no effect on cash flow in these periods.

         Cash used in investing activities amounted to $24.0 million in 1999, most, of which, pertained to capital expenditures. Capital expenditures totaled $20.7 million in 1998 and $11.4 million in 1997 (see Note I). Approximately 50 percent of the current year spending pertained to investments in the U.S. for expansion of production capacity, improvements in manufacturing performance, and the installation of advanced computer systems to support manufacturing processes, sales order entry, accounting and administrative functions. Investments in equipment for new products and improved manufacturing capabilities for the operations in Germany and the United Kingdom and an Astron Building Systems expansion in the Czech Republic accounted for most of the overseas capital spending. Investing activities in 1998 included $4.1 million in proceeds from the sale of vacant land in Europe.

         Investments for expansion of production capacity, equipment to improve manufacturing performance and the installation of new computer hardware and software accounted for most of the capital spending during 1998 and 1997. Authorized but unspent capital expenditures program totaled $6.4 million at fiscal year-end. Major projects include new manufacturing equipment for the operations in Germany, United Kingdom and the United States.

         Cash used in financing activities totaled $16.8 million. Principal activities included the net repayment of $9.2 million of long-term debt, an increase in short-term bank loans of $4.5 million, transactions associated with reserve contracts and the distribution of dividends to shareholders. Dividends totaled $10.3 million in 1999, of which $8.5 million were paid to shareholders of common stock.

         On February 10, 1999, the Company reported that the Board of Directors had authorized the repurchase of up to 1,000,000 shares of Commercial Intertech common stock to be used for employee benefit plans and other corporate purposes. Purchases were authorized to be made from time to time in the open market or in private transactions at prevailing prices. No time limit was placed on the duration of the repurchase program. The timing and extent of any purchases, if made, will depend upon market conditions and other Company considerations and will be funded by internally generated cash or through utilization of available credit. As of October 31, 1999, the Company has not repurchased any of its common shares.

         Cash flows, generated from both internal and external sources, are expected to be sufficient to provide the capital resources necessary to support operating needs, finance capital expenditure programs in the coming year and to fund the purchase of up to 1,000,000 of its common stock, if such repurchase occurs. The Company and its foreign subsidiaries have made and will continue to make loans among affiliates of the consolidated group to fund worldwide cash requirements when interest rate spreads make it cost effective to do so. Foreign currency forward contracts are used to hedge the lending affiliate's receipt of principal and interest due from these loans (see Note J). The forward contracts are an effective hedge against fluctuations in the value of the foreign currency. The Company has available $86.3 million of a $125.0 million credit facility which expires in 2001. The funds available to the Company under this agreement may be used for any general corporate purpose. Including this facility, total credit lines of $123.7 million, denominated in both domestic and foreign currencies, were available to the Company at fiscal year-end. Borrowing rates to start the new year were generally lower than the same period a year ago in accordance with prevailing market conditions.

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

         A significant portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products principally in the United States, Germany, Luxembourg and the United Kingdom and sells its products in those markets as well as other markets worldwide. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures and/or distributes its products. To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency based sales, the Company sometimes enters into foreign currency forward contracts to hedge certain foreign currency sales transactions.

         The majority of the Company's outstanding indebtedness at October 31, 1999 and 1998 is denominated in U.S. dollars and pound sterling (see Note B). Therefore, changes in interest expense are primarily sensitive to changes in the general level of interest rates in the United States and the United Kingdom. Additionally, the U.S. dollar equivalent carrying value of pound sterling denominated debt is sensitive to changes in foreign currency exchange rates. To mitigate the impact of fluctuations in interest rates, the Company maintains a portion of its overall indebtedness as fixed rate. The portion maintained as fixed rate is dependent on many factors including judgements as to future trends in interest rates.

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

         For disclosure purposes, the Company uses sensitivity analysis to determine the impacts that market risk exposures may have on the fair values of the Company's debt and financial instruments. The financial instruments included in the sensitivity analysis consist of all of the Company's cash and cash equivalents, long-term and short-term debt and all derivative financial instruments. Foreign currency forward contracts used to hedge loans among affiliates of the consolidated group primarily constitute the Company's portfolio of derivative financial instruments as of October 31, 1999 and 1998.

         To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The fair values for interest and foreign currency exchange risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at October 31, 1999 and October 31, 1998. The fair values that result from these computations are compared with the fair values of these financial instruments at each respective date. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. The results of the sensitivity analysis at October 31, 1999 and October 31, 1998 are as follows:

         Interest Rate Sensitivity: As of October 31, 1999, a 10 percent decrease in the levels of interest rates with all other variables held constant would result in a decrease in the fair value of the Company's financial instruments by $1.9 million, as compared to $2.3 million as of October 31, 1998. As of October 31, 1999, a 10 percent increase in the levels of interest rates with all other variables held constant would result in an increase in the fair value of the Company's financial instruments by $1.9 million, as compared to $2.3 million as of October 31, 1998. The Company maintains a portion of its financial instruments, including long-term debt of $38.7 million and $45.0 million at October 31, 1999, and 1998, respectively, at variable interest rates. If interest rates were to increase 10 percent, the impact of such instruments on cash flows or earnings would not be material in either fiscal year 1999 or 1998.

         Foreign Currency Exchange Rate Sensitivity: As of October 31, 1999, a 10 percent movement in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in the fair value of the Company's financial instruments by $1.8 million or an increase in the fair value of the Company's financial instruments by $1.8 million, as compared to a decrease of $2.3 million or an increase of $2.8 million as of October 31, 1998.

IMPACT OF INFLATION AND CHANGING PRICES

         Rates of inflation for 1999 were moderately higher in the United States, but lower in the United Kingdom and Europe. The rates of inflation ranged from one half to two percent in most instances. Manufacturing and operating costs generally advanced in line with inflation, but the continuing trend of competitive pressures and price resistance in the marketplace limited the extent to which cost increases could be passed along to customers again in 1999. Consequently, the Company relied upon volumetric efficiencies, productivity improvements and cost-saving measures to offset the shortfall in pricing and successfully maintain or improve profit margins in most business units.

         The ability to recover cost increases and maintain margins continues to be a major challenge for most operating units. The Company relies upon cost containment, aggressive purchasing, quality initiatives and cost-saving capital investments to combat profit erosion and remain competitive.

BUSINESS OUTLOOK

         The consolidated backlog of unfilled orders amounted to $154.1 million at the end of the year which, after adjusting for the effects of exchange rate differences on foreign segments, represents a decrease of 17 percent over the previous fiscal year end. Commercial Hydraulics was down 20 percent from the beginning of the year while backlogs in Building Systems and Metal Forming were lower by five percent and 22 percent, respectively. However, fourth quarter bookings were up in each of our segments compared to the last quarter of fiscal 1998 and, in total, were higher by six percent on a parity- adjusted basis. This positive momentum has continued into the new year with currency adjusted orders for the first two months of fiscal 2000 exceeding those for the same period in 1999 by 27 percent in Commercial Hydraulics; four percent in Metal Forming; and 47 percent in Building Systems. Bookings in Commercial Hydraulics are higher in both the domestic and overseas market segments but are particularly robust in the U.S. reflecting increased demand from customers in the important truck, construction, refuse and marine mobile hydraulic industry segments. Modest order improvements in Metal Forming are indicative of current trends in the container industry segment while increased bookings for Building Systems reflect continuing success in efforts to penetrate East European markets.

         Current business conditions suggest that moderate growth in sales and income should be possible for the Company's Commercial Hydraulics and Building Systems business segments in fiscal 2000 while results are expected to be somewhat stable in Metal Forming. Although the Company has achieved excellent results from ongoing cost containment initiatives, a worldwide effort has been launched to tap the potential of our workforce through utilization of self-directed work teams and a heightened focus on lean manufacturing. Additionally, a Systems Engineering organization has been formed within Commercial Hydraulics to identify, develop and market state-of-the-art integrated hydraulic systems to solve complex customer needs in the mobile equipment industry. A number of special purpose teams have also been assembled in Commercial Hydraulics and Metal Forming to address new product development and customer service needs in the marketplace while Building Systems will be putting into place additional business infrastructure necessary to exploit the market potential in East Europe. While the costs to implement these and other programs will impact results in fiscal 2000, the enhanced business opportunities and benefits which are expected to result from these programs will be realized over the long term in future periods.

         Certain of the Company's overseas hydraulics operations in Germany and the United Kingdom have performed far below acceptable levels in recent years and strategic initiatives are being developed to deal aggressively with this issue in fiscal 2000. Details of such initiatives have yet to be finalized and, at present, no commitment has been made to proceed. However, actions associated with this effort, if approved, are expected to result in significant cash and noncash charges in fiscal 2000 for employee separations; relocation and consolidation of certain manufacturing operations and administrative functions; project management expenses; employee recruitment and training; product rationalization; the writeoff of certain assets made redundant by the consolidation; lost operating efficiency during the transition period; and other related costs and liabilities. Additional production equipment will also be acquired and installed to support this effort. Benefits resulting from implementation of the program are expected to be realized in periods subsequent to fiscal 2000 and are expected to include increased manufacturing efficiency, improved product quality, and lower operating costs. It is anticipated that cash required to carry out this initiative will be available in sufficient quantity from internal sources and existing credit facilities.

         The Company remains committed to the enhancement of manufacturing efficiency through capital investments and continues in its effort to identify and implement strategic programs which will lower operating costs, improve profitability and grow the business. The competitive advantages which these programs provide, our ability to meet the challenges of globalization and increased competition, and anticipation of worldwide economic expansion cause us to look forward to moderate improvement in consolidated results in 2000 exclusive of the effects of the aforementioned strategic initiatives.

FORWARD-LOOKING INFORMATION

         Because Commercial Intertech wants to provide shareholders with more meaningful and useful information, this Annual Report contains certain statements which reflect the Company's current expectations regarding the future results of operations, performance and achievements. Commercial Intertech Corp. has tried, wherever possible, to identify these "forward looking" statements by using such words as "anticipate," "believe," "estimate," "expect," "should," "suggest," "lead to" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to risks and uncertainties which could cause the Company's actual results, performance or achievements to differ materially from those expressed in or implied by these statements. These risks and uncertainties include the following, without limitation: the effectiveness of the Company's program to reduce general corporate and operating unit overhead; volumes of shipments of the Company's products, changes in the Company's product mix and product pricing; cost of raw materials; the rate of economic and industry growth in the United States and other countries in which the Company conducts its business; economic and political conditions in the foreign countries in which the Company conducts a substantial part of its operations and other risks of expropriation; the Company's ability to protect its technology, proprietary products and manufacturing techniques; changes in technology, changes in industrial requirements and risks generally associated with new product introductions and applications; and domestic and international competition in the Company's global markets. The Company is not obligated to update or revise the "forward looking" statements to reflect new events or circumstances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information regarding market risk of the Registrant is presented under the caption "Market Risk" which is included in Item 7 of this report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENTS OF CONSOLIDATED INCOME
Commercial Intertech Corp. and Subsidiaries


                                                            Year Ended October 31,
                                                      1999           1998            1997
                                                      ----           ----            ----
                                                     (in thousands, except per share data)

Net sales .....................................     $ 534,994      $ 576,449      $ 526,624

Less costs and expenses:
   Cost of products sold ......................       404,342        433,606        387,340
   Selling, administrative and general expenses        84,722         87,616         90,516
   Nonrecurring costs .........................         5,392              0              0
                                                    ---------      ---------      ---------
                                                      494,456        521,222        477,856
                                                    ---------      ---------      ---------

Operating income ..............................        40,538         55,227         48,768

Nonoperating income (expense):
   Interest income ............................           853            682            880
   Interest expense ...........................        (9,000)       (10,204)       (10,493)
   Gain on sale of assets .....................           152          4,957            506
   Other ......................................          (848)        (1,352)           657
                                                    ---------      ---------      ---------
                                                       (8,843)        (5,917)        (8,450)
                                                    ---------      ---------      ---------

Income before income taxes ....................        31,695         49,310         40,318

Provision for income taxes:
   Current ....................................        11,930         12,557         12,259
   Deferred ...................................           (15)         3,946          1,268
                                                    ---------      ---------      ---------
                                                       11,915         16,503         13,527
                                                    ---------      ---------      ---------

Net income ....................................     $  19,780      $  32,807      $  26,791
                                                    =========      =========      =========

Preferred stock dividends and adjustments .....        (1,790)        (1,842)        (1,895)
                                                    ---------      ---------      ---------

Net income applicable to common stock .........     $  17,990      $  30,965      $  24,896
                                                    =========      =========      =========

Earnings per share of common stock:
    Net income:
       Basic ..................................     $    1.28      $    2.23      $    1.83
       Diluted ................................     $    1.14      $    1.90      $    1.56



See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS
Commercial Intertech Corp. and Subsidiaries


                                                                          October 31,
                                                                       1999         1998
                                                                       ----         ----
                                                                          (in thousands)
ASSETS
------
  CURRENT ASSETS
     Cash (including equivalents of $21,671 in 1999 and $26,963
           in 1998) ............................................     $ 27,046     $ 35,851
     Accounts and notes receivable, less allowances for doubtful
        accounts of $2,768 in 1999 and $2,703 in 1998 ..........       82,918       87,197
     Inventories ...............................................       61,305       65,992
     Deferred income tax benefits ..............................       15,742       15,172
     Prepaid expenses and other current assets .................        4,834        3,891
                                                                     --------     --------
                               TOTAL CURRENT ASSETS ............      191,845      208,103

  NONCURRENT ASSETS
     Intangible assets .........................................       40,249       42,242
     Pension assets ............................................       53,536       47,052
     Other assets ..............................................        3,732        3,964
                                                                     --------     --------
                            TOTAL NONCURRENT ASSETS ............       97,517       93,258

  PROPERTY, PLANT AND EQUIPMENT
     Land and land improvements ................................        6,366        6,135
     Buildings .................................................       51,328       51,888
     Machinery and equipment ...................................      181,307      166,575
     Construction in progress ..................................        7,820        8,206
                                                                     --------     --------
                                                                      246,821      232,804
     Less allowance for depreciation ...........................      134,173      124,940
                                                                     --------     --------
                                                                      112,648      107,864
                                                                     --------     --------

                                       TOTAL ASSETS ............     $402,010     $409,225
                                                                     ========     ========


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS (Continued)
Commercial Intertech Corp. and Subsidiaries


                                                                                        October 31,
                                                                                    1999           1998
                                                                                    ----           ----
                                                                                       (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
   CURRENT LIABILITIES
      Bank loans ...........................................................     $   4,892      $     499
      Accounts payable .....................................................        49,215         50,896
      Accrued payrolls and related taxes ...................................        16,907         21,717
      Accrued expenses .....................................................        33,213         34,066
      Dividends payable ....................................................         2,968          2,759
      Accrued income taxes .................................................         5,591          9,885
      Current portion of long-term debt ....................................         2,024          3,137
                                                                                 ---------      ---------
                             TOTAL CURRENT LIABILITIES .....................       114,810        122,959

   NONCURRENT LIABILITIES
      Long-term debt .......................................................       100,215        108,533
      Deferred income taxes ................................................        22,666         22,111
      Postretirement benefits ..............................................        28,372         25,210
                                                                                 ---------      ---------
                          TOTAL NONCURRENT LIABILITIES .....................       151,253        155,854

   SHAREHOLDERS' EQUITY
      Preferred stock, no par value:
         Authorized:  10,000,000 shares
         Series A participating preferred shares ...........................             0              0
         Series B ESOP convertible preferred shares
            Issued: 1999 - 893,343 shares; 1998 - 926,070 shares ...........        20,770         21,531
      Common stock, $1 par value:
         Authorized: 30,000,000 shares
         Issued: 1999 - 14,695,136 shares (excluding 1,787,615 in treasury);
                 1998 - 14,270,134 shares (excluding 1,937,689 in treasury)         14,695         14,270
      Capital surplus ......................................................         8,414          5,749
      Retained earnings ....................................................       119,224        109,289
      Deferred compensation ................................................       (13,822)       (15,079)
      Accumulated other comprehensive income:
         Translation adjustment ............................................       (13,334)        (5,348)
                                                                                 ---------      ---------
                            TOTAL SHAREHOLDERS' EQUITY .....................       135,947        130,412
                                                                                 ---------      ---------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................     $ 402,010      $ 409,225
                                                                                 =========      =========




See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
Commercial Intertech Corp. and Subsidiaries


                                                                                                          Other          Total
                                     Preferred      Common       Capital     Deferred      Retained   Comprehensive  Shareholders'
                                       Stock        Stock        Surplus   Compensation    Earnings       Income        Equity
                                     ---------------------------------------------------------------------------------------------
                                                                  (in thousands, except per share data)

Balance at November 1, 1996 .......  $ 24,172      $ 13,560      $      0     $(17,594)     $ 67,808     $   (785)     $ 87,161
Comprehensive income:
   Net income .....................                                                           26,791                     26,791
   Translation adjustment .........                                                                        (7,235)       (7,235)
                                                                                                                       --------
Total comprehensive income ........                                                                                      19,556
Cash dividends - $0.54 per common
   share ..........................                                                           (7,603)                    (7,603)
Cash dividends - Preferred Series B                                                           (1,863)                    (1,863)
Preferred shares converted ........    (2,258)          319         2,291                                                   352
Preferred stock adjustments .......                                                              751                        751
Shares issued under stock option
   and award plans ................                     246         2,973                                                 3,219
Compensation earned ...............                                              1,257                                    1,257
                                     --------      --------      --------     --------      --------     --------      --------
Balance at October 31, 1997 .......    21,914        14,125         5,264      (16,337)       85,884       (8,020)      102,830
Comprehensive income:
   Net income .....................                                                           32,807                     32,807
   Translation adjustment .........                                                                         2,672         2,672
                                                                                                                       --------
Total comprehensive income ........                                                                                      35,479
Cash dividends - $0.585 per common
   share ..........................                                                           (8,316)                    (8,316)
Cash dividends - Preferred Series B                                                           (1,846)                    (1,846)
Preferred shares converted ........      (383)           50           333                                                     0
Preferred stock adjustments .......                                                              760                        760
Shares issued under stock option
   and award plans ................                      95           152                                                   247
Compensation earned ...............                                              1,258                                    1,258
                                     --------      --------      --------     --------      --------     --------      --------
Balance at October 31, 1998 .......    21,531        14,270         5,749      (15,079)      109,289       (5,348)      130,412
Comprehensive income:
   Net income .....................                                                           19,780                     19,780
   Translation adjustment .........                                                                        (7,986)       (7,986)
                                                                                                                       --------
Total comprehensive income ........                                                                                      11,794
Cash dividends - $.60 per common
   share ..........................                                                           (8,765)                    (8,765)
Cash dividends - Preferred Series B                                                           (1,782)                    (1,782)
Preferred shares converted ........      (761)           99           662                                                     0
Preferred stock adjustments .......                                                              702                        702
Shares issued under stock option
   and award plans ................                     326         2,003                                                 2,329
Compensation earned ...............                                              1,257                                    1,257
                                     --------      --------      --------     --------      --------     --------      --------
Balance at October 31, 1999 .......  $ 20,770      $ 14,695      $  8,414     $(13,822)     $119,224     $(13,334)     $135,947
                                     ========      ========      ========     ========      ========     ========      ========


See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENTS OF CONSOLIDATED CASH FLOWS
Commercial Intertech Corp. and Subsidiaries


                                                                                   Year Ended October 31,
                                                                             1999           1998           1997
                                                                             ----           ----           ----
                                                                                       (in thousands)
OPERATING ACTIVITIES:
   Net income .......................................................     $  19,780      $  32,807      $  26,791
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for depreciation .................................        15,879         14,944         14,071
         Amortization of intangibles ................................         1,792          1,774          1,827
         Amortization of deferred credit ............................             0         (1,432)        (1,518)
         Nonrecurring costs, net of income taxes ....................         3,297              0              0
         Postretirement benefits ....................................          (910)          (164)           333
         Pension plan credits .......................................        (6,606)        (3,832)        (5,467)
         Change in deferred income taxes ............................         1,962          3,478          2,539
         Change in current assets and liabilities:
            Decrease (increase) in accounts receivable ..............           978         (4,508)        (7,956)
            Decrease (increase) in inventories ......................         1,466         (4,757)        (1,800)
            (Increase) decrease in prepaid expenses and other
               current assets .......................................        (1,348)         1,230         (2,796)
            Decrease in receivable from discontinued operations .....             0              0         10,253
            (Decrease) increase in accounts payable and accrued
               expenses .............................................          (557)        (3,706)        10,113
            (Decrease) increase in accrued income taxes .............        (2,511)           734          7,536
                                                                          ---------      ---------      ---------
            Net cash provided by operating activities ...............        33,222         36,568         53,926

INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets ...............................            52          5,707            849
   Business acquisitions ............................................             0            834        (39,359)
   Investments in intangibles .......................................             0              0           (896)
   Capital expenditures .............................................       (24,046)       (20,670)       (11,405)
   Operating subsidies ..............................................             0              0          3,016
                                                                          ---------      ---------      ---------
          Net cash (used) by investing activities ...................       (23,994)       (14,129)       (47,795)

FINANCING ACTIVITIES:
   Proceeds from long-term debt .....................................        21,811         17,315        137,974
   Principal payments on long-term debt .............................       (31,025)       (21,226)      (123,925)
   Net borrowings under bank loan agreements ........................         4,531             30         (5,371)
   Proceeds from reserve contracts ..................................         1,636          1,978            619
   Purchase of reserve contracts ....................................        (3,019)        (4,202)        (4,083)
   Conversion of other assets .......................................          (413)           (79)        (3,576)
   Dividend from discontinued operations ............................             0              0          4,612
   Dividends paid ...................................................       (10,338)        (9,995)        (9,322)
                                                                          ---------      ---------      ---------
          Net cash (used) by financing activities ...................       (16,817)       (16,179)        (3,072)

Effect of exchange rate changes on cash and cash equivalents ........        (1,216)         1,961         (2,981)
                                                                          ---------      ---------      ---------
Net (decrease) increase in cash and cash equivalents ................        (8,805)         8,221             78
Cash and cash equivalents at beginning of year ......................        35,851         27,630         27,552
                                                                          ---------      ---------      ---------
Cash and cash equivalents at end of year ............................     $  27,046      $  35,851      $  27,630
                                                                          =========      =========      =========

Supplemental disclosures:
   Cash paid during the year for:
     Interest........................................................     $   9,147      $   9,910      $   9,523
     Income taxes ...................................................        13,781         12,291          5,303


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commercial Intertech Corp. and Subsidiaries

NOTE A - ACCOUNTING POLICIES

Organization:
         Commercial Intertech Corp. ("Commercial Intertech" or the "Company") is a multinational manufacturer of Hydraulics, Building Systems and Metal Forming products. The Company operates 27 facilities in eight countries.

Consolidation:
         The accounts of the Company and its subsidiaries are included in the consolidated financial statements. Intercompany accounts and transactions are eliminated upon consolidation.

Inventories:
         Inventories are stated at the lower of cost or market. Inventories in the United States are primarily valued on the last-in, first-out (LIFO) cost method. The method used for all other inventories is first-in, first-out (FIFO). Approximately 59 percent (57 percent in 1998) of worldwide inventories are accounted for using the LIFO method. Inventories as of October 31 consisted of the following:


                                                                                  1999      1998
                                                                                  ----      ----
                                                                                  (in thousands)
               Raw materials.................................................. $ 19,348   $ 23,341
               Work in process................................................   30,067     31,460
               Finished goods ................................................   11,890     11,191
                                                                               --------   --------
                                                                               $ 61,305     65,992
                                                                               ========   ========


         If all inventories were priced using the FIFO method, which approximates replacement cost, inventories would have been $14,647,000 higher in 1999 and $15,301,000 higher in 1998.

Intangible Assets:
         Intangible assets at October 31 are summarized as follows:


                                                                                 1999       1998
                                                                                 ----       ----
                                                                                 (in thousands)
               Goodwill, less accumulated amortization (1999 -
                  $5,865,000; 1998 - $4,295,000).............................. $ 39,398   $ 41,161
               Other intangibles, less accumulated amortization (1999 -
                  $1,109,000; 1998 - $885,000) ...............................      851      1,081
                                                                               --------   --------
                                                                               $ 40,249   $ 42,242
                                                                               ========   ========

         The excess cost over the fair value of net assets acquired (or goodwill) generally is amortized on a straight-line basis over 10 to 40 years. The majority of the goodwill resulted from the acquisition of Ultra Hydraulics Limited (see Note K). Other intangibles, including patents, know-how and trademarks, are carried at their appraised value on the acquisition date less accumulated amortization, which is provided using the straight-line method over 5 to 10 years.

Properties and Depreciation:
         Property, plant and equipment are recorded at cost. The Company uses the straight-line method in computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes. The annual provisions for depreciation are provided using the following estimated useful lives:

                 Buildings and improvements............    20  -  35  years
                 Machinery and equipment...............     5  -  10  years
                 Furniture and fixtures................     3  -  15  years

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

         Provisions are made for appropriate income taxes on undistributed earnings of foreign subsidiaries which are expected to be remitted to the parent company in the near term. The cumulative amount of unremitted earnings of subsidiaries which are deemed to be permanently reinvested aggregated approximately $57,711,000 at October 31, 1999. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

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

Earnings Per Share Amounts:
         Basic earnings per share has been computed based on the average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method and the assumed conversion of dilutive preferred stock to common stock. Diluted earnings per share also reflects adjustments to net income for the assumed conversion of Series B preferred stock to common stock and the subsequent adjustment for preferred dividends to arrive at income available to common shareholders.

Cash Equivalents:
         The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

Investment in Reserve Contracts:
         The Company holds corporate-owned life insurance contracts on most domestic employees. The contracts are recorded at cash surrender value, net of policy loans, in other noncurrent assets. The net contract expense, including interest expense, is included in selling, administrative and general expenses in the Statements of Consolidated Income. The related interest expense was $4,322,000 in 1999, $6,989,000 in 1998, and $7,264,000 in 1997, which in each year is reduced for contract benefits and net amortization of contract premiums and cash surrender value.

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

Stock-Based Compensation:
         FASB Statement No. 123, "Accounting for Stock-Based Compensation," permits the Company to continue to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 to account for stock-based compensation awards to employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount that must be paid to acquire the stock. Such cost is expensed over the period from the date of grant to the date the stock options become exercisable. Compensation cost for stock appreciation rights and awards of common stock is determined based on the quoted market price of the Company's stock.

Newly Issued Accounting Standards:
         As of November 1, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." The adoption of this statement had no impact on the Company's financial condition or results of operations. Statement No. 130 establishes standards for reporting total nonowner changes in shareholders' equity. For the Company, total nonowner changes in shareholders' equity include net income and the change in the cumulative foreign exchange translation adjustment and is presented in the Statement of Consolidated Shareholders' Equity.

         Effective October 31, 1999 FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," was adopted. See Note I.

         Effective October 31, 1999, the Company adopted the provisions of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revised the disclosure requirements relative to pension and other postretirement benefit information included in annual financial statements. Prior year disclosures were restated, as necessary, to conform to the new requirements. See Note E.

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 was initially required to be adopted by the Company effective for fiscal year ending October 31, 2000. In July 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which extends the effective date of Statement No. 133 for years beginning after June 15, 2000 which would be effective for the fiscal year ending October 31, 2001 for the Company. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of Statement No. 133 will have a significant effect on earnings or the financial position of the Company.

         During 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-up Activities," and SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires entities to adopt uniform rules in their financial statements in accounting for the costs of computer software developed or obtained for internal use. SOP 98-5 defines start-up activities and requires that entities expense start-up costs and organization costs as they are incurred. The adoptions of SOP 98-5 and SOP 98-1, which are effective for fiscal year ending October 31, 2000, are not expected to have a material impact on the Company's financial condition or results of operations.

NOTE B - DEBT

         Long-term debt obligations at October 31 are summarized below:

                                                             1999         1998
                                                             ----         ----
                                                              (in thousands)
         Senior unsecured notes..........................  $ 60,000     $ 60,000
         Senior unsecured revolving credit agreement ....    38,665       44,997
         Other ..........................................     3,574        6,673
                                                           --------     --------
                                                            102,239      111,670
         Less current portion ...........................     2,024        3,137
                                                           --------     --------
                                                           $100,215     $108,533
                                                           ========     ========

Senior Unsecured Notes
----------------------

         In July 1997, the Company completed a private placement of $60,000,000 in senior unsecured notes with a group of institutional investors. At issuance, the 7.61 percent notes had an average life of seven years and a maturity date of 10 years. The notes, subject to certain provisions, are callable at any time at the option of the Company. The notes include covenants which require the maintenance of certain financial ratios. The Company was in compliance with these covenants at October 31, 1999.

Senior Unsecured Revolving Credit Agreement
-------------------------------------------

         The Company maintains a $125,000,000 revolving credit agreement which includes an option to borrow the pounds sterling equivalent of $50,000,000. At October 31, 1999, all funds drawn on the revolving credit agreement were denominated in pounds sterling. The weighted-average interest rate was 5.90 percent. The revolving credit agreement matures on October 31, 2001.

         Under the revolving credit agreement, the Company pays a variable per-annum fee on the unused amount of the commitment, payable quarterly in arrears. The rate at October 31, 1999 was .125 percent. The agreement has interest rate options determinable by the Company based upon prime interest or LIBOR rates plus an applicable margin. The margin was .375 percent at October 31, 1999. The credit agreement also has a competitive bid option feature, which under certain conditions provides lower interest rates.

         The credit agreement includes covenants which require the maintenance of certain financial ratios. The Company was in compliance with these covenants at October 31, 1999. Additionally, under the most restrictive provisions of the agreement, approximately $37,400,000 of unrestricted retained earnings is available for future dividend payments or share purchases.

Other
-----

         Debt principal payments due in the five fiscal years after October 31, 1999 are:

                                (in thousands)
                         2000.............. $  2,024
                         2001..............   47,803
                         2002..............    8,723
                         2003..............    8,713
                         2004..............    8,701

         Included in debt principal payments for the fiscal year 2001 is $38,665,000 currently outstanding under the senior unsecured revolving credit agreement which is scheduled to mature on October 31, 2001.

         The Company had available unused lines of credit in various countries totaling approximately $37,400,000 short-term and $86,300,000 long-term at October 31, 1999. Outstanding short-term bank loans of $4,892,000 at October 31, 1999 had a weighted average interest rate of 10.03 percent. Excluding short-term bank loans of the Brazilian operations, which had a higher interest rate due to Brazil's fiscal policies, the weighted average interest rate would have been
6.51 percent.

NOTE C - FOREIGN CURRENCY TRANSLATION

         The cumulative effects of foreign currency translation gains and losses are reflected in the translation adjustments section of Shareholders' Equity.

         Foreign currency transaction gains and losses, including U.S. dollar translation losses in Brazil for the year of 1997, are reflected in income. Foreign currency gains and losses have decreased income before income taxes as follows:

                                (in thousands)
                         1999............... $ 1,332
                         1998...............   1,037
                         1997...............     492

NOTE D - STOCK OPTION AND AWARD PLANS

         Under the Company's stock option and award plans, approximately 1,112,950 shares of common stock are reserved for issuance to key employees and non-employee directors at October 31, 1999. Stock options are exercisable at various dates and generally expire ten years from the date of grant. Stock appreciation rights may be granted as part of a stock option or as a separate right to the holders of any options previously granted. The present plan also provides for awards of restricted stock and performance shares of common stock to key employees. The restricted shares generally vest over a five-year period and are charged to earnings over the vesting period. There were 74,000, 19,990 and 46,890 restricted shares awarded in 1999, 1998 and 1997, respectively. The performance shares generally vest over a three-year period based on the attainment of specified average annual earnings growth and return-on-equity targets. Awards of performance shares totaled 136,750 in 1999, 18,500 in 1998 and 154,950 in 1997. The weighted-average grant-date fair value of the restricted and performance share awards was $13.83 in 1999, $17.89 in 1998 and $12.29 for 1997. Charges to income before income taxes for current and future distributions amounted to $1,468,000 in 1999, $1,706,000 in 1998 and $3,117,000
in 1997.

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

         Information regarding stock options for 1999, 1998 and 1997 is as follows:


                                    1999                          1998                          1997
                            ------------------------     ------------------------     --------------------------
                                           Weighted-                    Weighted-                      Weighted-
                                            Average                      Average                        Average
                                           Exercise                     Exercise                       Exercise
                                Shares       Price          Shares        Price          Shares         Price
                            ------------ -----------     ------------ -----------     ------------- ------------
Options outstanding,
   beginning of year           856,083       $10.36         965,875       $ 7.95       1,067,473        $ 6.90
Adjustment................           0           --               0           --         (25,214)           --
Options exercised.........    (159,804)        6.55        (256,542)        6.29        (179,056)         5.84
Options granted...........     189,000        13.52         146,750        19.12         147,500         12.82
Options expired...........           0            0               0            0               0             0
Options forfeited.........           0            0               0            0         (44,828)         8.36
                             ----------------------      -----------------------      ------------------------
Options outstanding,
   end of year............     885,279       $11.72         856,083       $10.36         965,875        $ 7.95
                             ======================      =======================      ========================
Option price range
   at end of year......... $ 5.32 to $22.94            $ 4.68 to $22.94             $4.68 to $12.88
Option price range for
   exercised shares....... $ 4.68 to $ 8.64            $ 4.68 to $ 8.64             $5.13 to $8.64
Options available for
   grant at end of year        227,660                      537,270                      562,930
Weighted-average fair
   value of options granted
   during the year........                   $ 3.26                       $ 6.62                        $ 4.14
Options exercisable
   at end of year.........     481,779       $ 8.70         451,650       $ 7.21         501,234        $ 6.16


         The following table summarizes information about stock options outstanding as of October 31, 1999:


                                        Options Outstanding                               Options Exercisable
                             ----------------------------------------------------     --------------------------
                                             Weighted-                 Weighted-                       Weighted-
                                              Average                  Average                         Average
        Range of               Number        Remaining                 Exercise       Number           Exercise
     Exercise Prices         Outstanding  Contractual Life               Price      Exercisable          Price
---------------------        ---------------------------------------- ----------    ----------------------------
$  5.32 to  $  6.95            115,196          3.99                    $  5.85        115,196         $  5.85
$  8.42 to  $  9.76            286,833          5.92                       8.55        286,833            8.55
$ 12.00 to  $ 12.94            191,500          7.71                      12.80         75,250           12.81
$ 13.75 to  $ 18.94            285,000          8.68                      16.30              0               0
$ 22.94                          6,750          8.42                      22.94          4,500           22.94
                             ---------------------------------------------------     -------------------------
$  5.32 to  $ 22.94            885,279          6.96                    $ 11.72        481,779         $  8.70
                             ===================================================     =========================


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

         If the Company had elected to follow FASB Statement No. 123, the effect on net income and earnings per share would have been minimal in fiscal 1999, 1998 and 1997. Because the Statement provides for pro forma amounts for option grants after December 15, 1995, the pro forma expense will likely increase in future years as the new option grants become subject to the pricing model.

                                             1999          1998        1997
                                             ----          ----        ----
                                          (in thousands, except per share data)

           Net income - as reported....... $ 19,780     $ 32,807     $ 26,791
           Net income - pro forma.........   18,961       32,611       26,674
           Net income per share:
              Basic:
                 As reported.............. $   1.28     $   2.23     $   1.83
                 Pro forma................     1.22         2.22         1.83
              Diluted:
                 As reported.............. $   1.14     $   1.90     $   1.56
                 Pro forma................     1.10         1.92         1.59

         The fair value of each option grant is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997:

                                                   1999     1998     1997
                                                   ----     ----     ----
         Expected life (years).................    6.42     6.62     6.75
         Risk-free interest rate (%)...........    6.36     4.76     6.00
         Volatility (%)........................   45.20    40.60    40.50
         Dividend yield (%)....................    4.44     3.14     5.63

NOTE E - BENEFIT PLANS

Pension Plans
-------------

         The Company and its domestic subsidiaries have a number of noncontributory defined benefit plans covering most U.S. employees. Employees in the United Kingdom are covered by contributory defined benefit pension plans. Hourly employees at the Orange, California facility are covered by a multiemployer plan which provides benefits in a manner similar to a defined contribution arrangement. The Company also sponsors defined contribution pension plans covering certain U.S. hourly employees.

         The Company accounts for pension costs under the provisions of FASB Statement No. 87 for defined benefit pension plans covering its employees in the U.S. and the United Kingdom. Some employees of other foreign operations also participate in postemployment benefit arrangements not subject to the provisions of FASB Statement No. 87. A summary of the various components of net periodic pension cost for defined benefit pension plans and cost information for other plans for the three-year period is shown below:


                                                        1999          1998          1997
                                                        ----          ----          ----
                                                                (in thousands)
         Defined benefit plans:
             Service cost .......................     $  3,588      $  3,177      $  2,560
             Interest cost ......................        9,741         8,963         9,026
             Expected return on plan assets .....      (19,554)      (15,258)      (15,239)
             Net amortization and deferral ......        2,442          (304)        1,615
             Cost of special termination benefits
                  (See Note N) ..................        3,313             0             0
                                                      --------      --------      --------
             Net pension (income) ...............         (470)       (3,422)       (2,038)
         Other plans:
             Defined contribution plans .........          506           514           482
             Multiemployer plan .................           67            71            68
             Foreign plans ......................          571           424           444
                                                      --------      --------      --------
             Total pension expense (income) .....     $    674      $ (2,413)     $ (1,044)
                                                      ========      ========      ========


         Assumptions used in the accounting for the defined benefit plans as of October 31 were:


                                                          1999          1998          1997
                                                          ----          ----          ----

         Weighted-average discount rate ..............    7.75%         6.75%         7.25%
         Rates of increase in compensation levels ....    5.0 %         4.0 %         4.5 %
         Expected long-term rate of return on assets .   10.0 %        10.0 %        10.0 %


         The following table sets forth the changes in the benefit obligation and the changes in fair value of plan assets and indicates the aggregated funded status reconciled with amounts recognized in the Consolidated Balance Sheets at October 31, 1999 and 1998 for the Company's U.S. and certain foreign defined benefit pension plans. Other foreign pension plans do not determine net assets or the actuarial present value of accumulated benefits as calculated and disclosed herein.


                                                                           1999           1998
                                                                           ----           ----
                                                                            (in thousands)

         Change in benefit obligation:
         Benefit obligation at beginning of year .....................  $ 143,123      $ 124,031
         Service cost ................................................      3,588          3,177
         Interest cost ...............................................      9,741          8,963
         Plan participants' contributions ............................        218            211
         Actuarial (gain) loss .......................................     (6,008)        12,363
         Benefits paid ...............................................     (9,959)        (4,983)
         Expenses paid ...............................................       (222)          (266)
         Foreign currency exchange rate changes ......................       (166)          (373)
         Cost of special termination benefits (See Note N) ...........      3,313              0
                                                                        ---------      ---------
         Benefit obligation at end of year ...........................    143,628        143,123
                                                                        ---------      ---------

         Change in plan assets:
         Fair value of plan assets at beginning of year ..............    208,360        189,958
         Actual return on plan assets ................................     89,945         22,392
         Employer contributions ......................................      2,295          1,510
         Plan participants' contributions ............................        218            211
         Benefits paid ...............................................     (9,959)        (5,088)
         Expenses paid ...............................................       (222)          (162)
         Foreign currency exchange rate changes ......................       (171)          (461)
                                                                        ---------      ---------
         Fair value of plan assets at end of year ....................    290,466        208,360
                                                                        ---------      ---------

         Funded status ...............................................    146,838         65,237
         Unrecognized net actuarial (gain) loss ......................   (107,496)       (29,139)
         Unrecognized prior service cost .............................      4,559          5,301
         Unrecognized net (asset) obligation .........................       (529)          (757)
                                                                        ---------      ---------
         Net amount recognized.......................................   $  43,372      $  40,642
                                                                        =========      =========

         Amounts recognized in the Consolidated Balance
            Sheets consist of:
               Pension assets........................................   $  50,461      $  44,173
               Accrued pension liability .............................     (7,089)        (4,423)
               Intangible asset ......................................          0            892
                                                                        ---------      ---------
         Net amount recognized .......................................     43,372         40,642
         Other plans (not subject to FASB
            Statement No. 87 accounting):
               Pension assets ........................................      3,075          1,987
               Accrued pension liability .............................     (4,410)        (4,607)
                                                                        ---------      ---------
         Total net amount recognized.................................   $  42,037      $  38,022
                                                                        =========      =========


         The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $9,688,000, $9,197,000, and $4,393,000, respectively, as of October 31, 1999, and $8,970,000, $7,767,000, and
$3,832,000, respectively, as of October 31, 1998.

         Plan assets are invested in publicly traded and restricted mutual funds, various corporate and government bonds, guaranteed income contracts and listed stocks, including common stock of the Company having a market value of $2,783,000 at October 31, 1999 and $3,907,600 at October 31, 1998.

Other Postretirement Benefit Plans
----------------------------------

         In addition to pension benefits, the Company sponsors other defined benefit postretirement plans in the U.S. which provide medical and life insurance benefits for certain hourly and salaried employees. Components of net periodic postretirement benefit cost are shown below.


                                                                      1999       1998       1997
                                                                      ----       ----       ----
                                                                           (in thousands)

         Service cost............................................   $   421    $   429    $   434
         Interest cost...........................................     1,256      1,262      1,456
         Net amortization and deferral...........................       (47)       (47)       (47)
         Cost of special termination benefits
               (See Note N)......................................       886          0          0
                                                                    -------    -------    -------
         Net periodic postretirement benefit cost                   $ 2,516    $ 1,644    $ 1,843
                                                                    =======    =======    =======


         The following table shows the changes in the benefit obligation and indicates the aggregated funded status of the defined benefit postretirement plans reconciled with amounts recognized in the Company's Consolidated Balance Sheets as of October 31, 1999 and 1998.


                                                                 1999           1998
                                                                 ----           ----
                                                                   (in thousands)

         Change in benefit obligation:
         Benefit obligation at beginning of year .........     $ 18,673      $ 19,545
         Service cost ....................................          421           429
         Interest cost ...................................        1,256         1,262
         Actuarial (gain) loss ...........................         (571)       (1,490)
         Benefits paid ...................................       (1,338)       (1,073)
         Cost of special termination benefits (See Note N)          886             0
                                                               --------      --------
         Benefit obligation at end of year ...............       19,327        18,673
                                                               --------      --------

         Change in plan assets:
         Fair value of plan assets at beginning of year ..            0             0
         Employer contributions ..........................        1,338         1,073
         Benefits paid ...................................       (1,338)       (1,073)
                                                               --------      --------
         Fair value of plan assets at end of year ........            0             0
                                                               --------      --------

         Funded status ...................................      (19,327)      (18,673)
         Unrecognized net actuarial (gain) loss ..........       (1,316)         (745)
         Unrecognized prior service cost (asset) .........         (329)         (376)
                                                               --------      --------
         Accrued postretirement benefit cost .............     $(20,972)     $(19,794)
                                                               ========      ========


         The weighted-average annual assumed rate of increase in the per-capita cost of covered benefits in the medical plans, or health care cost trend rate, was 7.5 percent in 1999 and 8.0 percent for 1998. The trend rate is assumed to decrease gradually from 6.5 percent in 2000 to 5.0 percent in the year 2003 and remain at that level thereafter. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 31, 1999 by $1,641,000 and the aggregate of service and interest cost components of net periodic postretirement benefit cost for 1999 by $172,000. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of October 31, 1999 by $1,442,000 and the aggregate of service and interest cost components of net periodic postretirement benefit cost for 1999 by $148,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.75 percent and 6.75 percent at October 31, 1999 and 1998, respectively. The annual assumed rate of salary increase for retiree life insurance is 5.0 percent and 4.0 percent at October 31, 1999 and October 31, 1998, respectively.

NOTE F - INCOME TAXES

         The components of income before income taxes and the provision for income taxes are summarized as follows:



                                                             1999          1998          1997
                                                             ----          ----          ----
                                                                     (in thousands)
         Income before taxes
               Domestic ................................   $ 20,415      $ 30,362      $ 23,295
               Foreign .................................     11,280        18,948        17,023
                                                           --------      --------      --------
                                                             31,695        49,310        40,318
         Provision for income taxes
             Current
               Domestic
                   Federal .............................      8,399         8,523         7,021
                   State and local .....................        548           930           604
               Foreign .................................      5,035         6,226         6,278
                                                           --------      --------      --------
                                                             13,982        15,679        13,903
             Deferred
               Domestic
                  Federal ..............................        531         1,731           872
                  State and local ......................        122           281           175
               Foreign .................................       (668)        1,934           221
                                                           --------      --------      --------
                                                                (15)        3,946         1,268
             Benefit of operating loss
               carryforwards ...........................     (2,052)       (3,122)       (1,644)
                                                           --------      --------      --------
                                                             11,915        16,503        13,527
         Net income
               Domestic ................................     10,815        18,897        14,623
               Foreign .................................      8,965        13,910        12,168
                                                           --------      --------      --------
                                                           $ 19,780      $ 32,807      $ 26,791
                                                           ========      ========      ========


         A reconciliation of the effective tax rate to the U.S. statutory rate follows:

                                                       1999     1998      1997
                                                       ----     ----      ----
         Statutory U.S. federal income tax rate ....   35.0%    35.0%     35.0%
         State and local taxes on income net of
           domestic income tax benefit .............    1.1      1.6       1.3
         Benefit of operating loss carryforwards ...   (6.5)    (6.3)     (4.1)
         Repatriation of foreign earnings ..........    5.0      2.0       2.9
         Increase in effective rate due to impact of
           foreign subsidiaries ....................    1.4      2.7       1.4
         Reserve contracts .........................    1.4     (1.6)     (1.8)
         All other .................................     .2       .1      (1.1)
                                                       ----     ----      ----

         Effective income tax rate .................   37.6%    33.5%     33.6%
                                                       ====     ====      ====

         Significant components of the Company's deferred income tax liabilities and assets as of October 31 are as follows:


                                                             1999        1998        1997
                                                             ----        ----        ----
                                                                   (in thousands)
         Deferred income tax liabilities:
              Tax over book depreciation .............     $ 8,530     $ 9,252     $ 9,976
              Prepaid pension asset ..................      18,922      16,720      14,500
              Sale of properties .....................       3,624       4,020       1,547
              Other ..................................          80          80          81
                                                           -------     -------     -------
                 Total deferred income tax liabilities      31,156      30,072      26,104
         Deferred income tax assets:
              Postretirement benefits ................       8,195       7,765       7,544
              Employee benefits ......................       7,671       6,452       6,891
              Net operating loss carryforwards .......      48,004      55,570      47,886
              Inventory valuation ....................       1,486       1,420       1,204
              Product liability ......................       4,760       4,657       4,479
              Other ..................................       3,050       6,996       6,250
                                                           -------     -------     -------
                 Total deferred income tax assets ....      73,166      82,860      74,254

              Valuation allowance for deferred income
                 tax assets ..........................      48,934      59,727      51,143
                                                           -------     -------     -------
         Net deferred income tax liabilities .........     $ 6,924     $ 6,939     $ 2,993
                                                           =======     =======     =======


         Tax benefits from operating loss carryforwards relate to the ORSTA Hydraulik operations acquired in 1994 which are available indefinitely. Under German law, the net operating loss carryforwards are only available to be utilized against taxable income generated by the German subsidiaries. To date, the Company has not been able to conclude that it is more likely than not that the operating loss carryforward will be realized during each period. Therefore, a valuation allowance is provided.

         Tax benefits associated with the exercise of stock options by employees of shares issued in the Company's stock purchase plans reduced taxes payable by $566,000 in 1999 and $1,388,000 in 1998. The benefit is included in capital surplus.

         The valuation allowance decreased by $10,793,000 in 1999, increased by $8,584,000 in 1998 and decreased $7,336,000 in 1997. The principle changes in the valuation allowances result from changes in the net operating loss carryforwards available from the acquisition of ORSTA Hydraulik and the changes in unused foreign tax credits. The decrease in fiscal 1999 is mainly the result of a $3,200,000 utilization in foreign tax credits, a decrease in the net operating loss carryforward due to translation into a stronger dollar at October 1999 versus 1998; the increase in fiscal 1998 is a result of amendments to tax returns filed for periods prior to the acquisition; the decrease in fiscal 1997 is a result of translation into the stronger dollar at October 1997 versus 1996. At October 31, 1999, the Company also had unused foreign tax credit carryovers of approximately $930,000 that expire in 2002.

NOTE G - QUARTERLY FINANCIAL DATA (unaudited)

         Selected quarterly financial data for each quarter in fiscal year 1999 and 1998 is as follows:


    1999                         First         Second         Third        Fourth        Total
-----------------------------------------------------------------------------------------------
                                          (in thousands, except per share amounts)

Net sales ................     $ 120,290      $ 139,260     $ 135,693    $ 139,751    $ 534,994
Gross profit .............        28,642         34,536        33,428       34,046      130,652
Net income (loss) ........          (712)         6,067         6,898        7,527       19,780
Earnings (loss) per share:
   Basic .................     $   (0.08)     $    0.40     $    0.46    $    0.50    $    1.28
   Diluted ...............         (0.08)          0.35          0.40         0.44         1.14
Dividends per common share          0.15           0.15          0.15         0.15         0.60


    1998                         First         Second         Third        Fourth        Total
-----------------------------------------------------------------------------------------------
                                          (in thousands, except per share amounts)

Net sales ................     $ 128,530      $ 146,086     $ 151,331    $ 150,502    $ 576,449
Gross profit .............        30,726         36,071        36,855       39,191      142,843
Net income ...............         3,908          6,970         8,329       13,600       32,807
Earnings per share:
   Basic .................     $    0.25      $    0.47     $    0.57     $   0.94     $   2.23
   Diluted ...............          0.22           0.40          0.48         0.79         1.90
Dividends per common share         0.135          0.150         0.150        0.150        0.585


         During the first quarter of 1999, the Company recorded a nonrecurring after-tax charge of $3,297,000, or $0.20 per diluted share, to recognize costs in connection with initiatives to reorganize certain areas of the business and reduce operating costs (see Note N). Results for the first quarter of 1999 were also unfavorably impacted by a severely devalued local currency in Brazil which resulted in an after-tax foreign currency loss of approximately $500,000, or $0.03 per diluted share.

         During the third quarter of 1998, the Company recorded a $567,000 or $0.04 per diluted share charge associated with employee separation costs at its German operations. The fourth quarter was favorably impacted by a gain on the sale of property located in Luxembourg. The gain increased net income by $2,865,000 or $0.17 per diluted share.

         Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not necessarily equal the total for the year.

NOTE H - PRODUCT DEVELOPMENT COSTS

         The Company maintains ongoing development programs at various facilities to formulate, design and test new products and product alternatives, and to further develop and significantly improve existing products. The Company intends to continue substantial expenditures on research and development. Costs associated with these activities, which the Company expenses as incurred, are shown below:

                                               1999         1998         1997
                                             ------        ------       ------
                                                      (in thousands)

         Research and development..........  $ 7,001      $ 6,915      $ 6,984
         Engineering ......................   11,977       12,896       12,566
                                             -------      -------      -------
                                             $18,978      $19,811      $19,550
                                             =======      =======      =======

         Percent of net sales .............      3.5%         3.4%         3.7%
                                             =======      =======      =======

NOTE I - SEGMENT REPORTING

         Effective October 31, 1999, the Company adopted the provisions of FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" which revises reporting and disclosure requirements for operating segments. Prior year disclosures were restated, where necessary, to conform to the new requirements.

         The Company's operations are principally organized and managed by product line and are comprised of three reportable segments: Commercial Hydraulics, Buildings Systems and Metal Forming. The Commercial Hydraulics segment manufactures gear pumps and motors, control valves and telescopic cylinders which are sold primarily to original equipment manufacturers and to independent distributors worldwide. The Building Systems segment produces pre-engineered single and multi-story buildings that serve many industries throughout Europe, China and elsewhere in the Asia Pacific region. The Metal Forming segment produces custom and standard metal stampings serving a variety of customers in North America.

         The Company's operating segments are strategic business groups that design and manufacture different products. Each segment is managed separately because each business requires different technologies and serves different markets. The Company evaluates segment performance based on segment income which represents total revenues less total operating expenses except that nonrecurring costs are not allocated. Segment income includes depreciation and amortization.

         The accounting policies of the segments are the same as those described in Note A - Accounting Policies. Segment assets are those assets used in the operations of each business segment. Assets that are used jointly by more than one segment are allocated to each respective segment based on benefits derived. Corporate assets are principally cash and cash equivalents.

--------------------------------------------------------------------------------
OPERATING SEGMENTS
(in thousands)

                                  Commercial     Building        Metal
     1999                         Hydraulics      Systems       Forming        Total
-----------------------------------------------------------------------------------------
Net sales ...................     $ 358,914      $ 121,919     $  54,161     $ 534,994
Operating income excluding
   nonrecurring costs .......        24,469         12,121         9,340        45,930
Nonrecurring costs ..........                                                   (5,392)
Operating income ............                                                   40,538
Nonoperating income (expense)                                                   (8,843)
Income before income taxes ..                                                   31,695
Segment assets ..............       298,281         48,805        26,182       373,268
Corporate assets ............                                                   28,742
Total assets ................                                                  402,010
Depreciation and amortization        14,346          1,783         1,373        17,502
Capital expenditures ........        15,162          5,377         2,990        23,529

1998
-----------------------------------------------------------------------------------------
Net sales ...................     $ 390,524      $ 126,680     $  59,245     $ 576,449
Operating income ............        31,922         14,299         9,006        55,227
Nonoperating income (expense)                                                   (5,917)
Income before income taxes ..                                                   49,310
Segment assets ..............       304,070         40,879        26,719       371,668
Corporate assets ............                                                   37,557
Total assets ................                                                  409,225
Depreciation and amortization        14,031          1,597         1,175        16,803
Capital expenditures ........        17,685            868         2,346        20,899

1997
-----------------------------------------------------------------------------------------
Net sales ...................     $ 353,043      $ 112,989     $  60,592     $ 526,624
Operating income ............        26,863         12,552         9,353        48,768
Nonoperating income (expense)                                                   (8,450)
Income before income taxes ..                                                   40,318
Segment assets ..............       280,610         40,145        34,510       355,265
Corporate assets ............                                                   29,533
Total assets ................                                                  384,798
Depreciation and amortization        12,604          1,635         1,378        15,617
Capital expenditures ........         9,907            644         1,148        11,699


         Geographic sales information, which is determined based on the location from which product is shipped to external customers, is provided below for the United States, for individual foreign countries where shipments to external customers are significant and for the remaining foreign countries in total. Long-lived assets which are used in each geographic area consist of property, plant and equipment net of accumulated depreciation, pension assets and other noncurrent assets excluding intangible assets.
-------------------------------------------------------------------------------
GEOGRAPHIC AREAS
(in thousands)

                                                             Net Sales
                                                            to External     Long-lived
              1999                                           Customers         Assets
          ------------------------------------------------------------------------------
          United States...............................    $   307,712      $   107,086
          Germany.....................................        102,419            8,464
          United Kingdom..............................         63,258           38,908
          Luxembourg..................................         26,803           13,092
          Other foreign countries.....................         34,802            3,258
                                                          -----------      -----------
          Total.......................................    $   534,994      $   170,808
                                                          ===========      ===========

              1998
          ------------------------------------------------------------------------------
          United States...............................    $   328,101      $    99,604
          Germany.....................................        119,535            9,621
          United Kingdom..............................         68,872           35,757
          Luxembourg..................................         21,743           10,944
          Other foreign countries.....................         38,198            2,954
                                                          -----------      -----------
          Total.......................................    $   576,449      $   158,880
                                                          ===========      ===========

              1997
          ------------------------------------------------------------------------------
          United States...............................    $   291,453      $    94,847
          Germany.....................................        106,573            7,968
          United Kingdom..............................         68,508           32,909
          Luxembourg..................................         23,483           11,718
          Other foreign countries.....................         36,607            2,900
                                                          -----------      -----------
          Total.......................................    $   526,624      $   150,342
                                                          ===========      ===========

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

         The carrying amounts and fair values of the Company's financial instruments at October 31 are as follows:

                                                              1999                  1998
                                               ---------------------------       ------------------------------
                                                Carrying            Fair          Carrying               Fair
                                                 Amount             Value          Amount                Value
                                               ---------         ---------         ---------         ---------
                                                                               (in thousands)
         Cash and cash equivalents ...         $  27,046         $  27,046         $  35,851         $  35,851
         Short-term debt .............             4,892             4,892               499               499
         Foreign currency forward
            contracts ................                 0               396                 0                (1)

         Long-term debt:
            Senior unsecured notes ...         $  60,000         $  59,352         $  60,000         $  62,062
            Senior unsecured revolving
               credit agreement ......            38,665            38,665            44,997            44,997
            Other ....................             3,574             3,405             6,673             6,523
                                               ---------         ---------         ---------         ---------
           Total long-term debt ......         $ 102,239         $ 101,422         $ 111,670         $ 113,582
                                               =========         =========         =========         =========

         From time to time, the Company and its foreign subsidiaries make loans among affiliates of the consolidated group. Generally, these loans are made when the Company can borrow at lower interest rate spreads than is available to the borrowing affiliate in its local market. Foreign currency forward contracts are used to hedge the lending affiliate's receipt of principal and interest due from the loans. The forward contracts are an effective hedge against fluctuations in the value of the foreign currency. At October 31, 1999 and 1998, the Company held contracts for $17,317,000 and $25,222,000, respectively. The fair values of these foreign currency forward contracts are estimated based on quoted exchange rates at October 31, 1999 and 1998.

NOTE K - ACQUISITIONS

         On November 18, 1996, the Company reported it acquired all of the outstanding common stock of Ultra Hydraulics Limited ("Ultra") for approximately $39,400,000 through its wholly-owned subsidiary, Commercial Intertech Limited, located in the United Kingdom. Ultra Hydraulics is headquartered near Gloucester, England and employs more than 300 men and women in the United Kingdom and the United States. The acquisition has been accounted for as a purchase transaction and, therefore, the accounts of Ultra have been included in the accompanying financial statements since the date of acquisition.

         Ultra serves the mobile equipment market primarily in the United Kingdom, Europe, the United States and the Far East. Major customers include manufacturers of material handling, turf care, construction, transportation and compaction equipment. Ultra's products complement and extend the range of pumps, motors and valves now offered by Commercial Intertech.

NOTE L - SHAREHOLDERS' EQUITY

Series A Participating Preferred Stock
--------------------------------------

         The Series A Participating Preferred Shares and related Shareholder Rights Plan were designed to protect shareholders from the disruptions created by market accumulators and certain abusive takeover practices. The Plan provided for the distribution of one preferred share purchase right as a dividend for each outstanding share of common stock. The rights expired on November 29, 1999. A new Shareholder Rights Plan was approved on November 17, 1999 (see below).

Series B ESOP Convertible Preferred Stock
-----------------------------------------

         During 1990, the Company established two leveraged employee stock ownership plans (the "ESOPs") and sold to the ESOPs 1,074,107 shares of a newly created cumulative ESOP Convertible Preferred Stock Series B (the "Series B") for a total of $24,973,000. During fiscal year 1997, the Company combined the two ESOPs into one plan. The ESOP currently covers most domestic employees. The remaining Series B shares are convertible into 2,700,342 shares of common stock at any time (3.023 shares of common stock for each Series B share), subject to anti-dilution adjustments. The Series B shares are entitled to one vote per share and vote together with the common stock as a single class. The Series B shares are held by a trustee which votes the allocated shares as directed by Plan participants. The ESOP trust agreement provides that unallocated shares held by the trustee are to be voted in the same proportion as are the allocated shares. Annual dividends are $1.97625 per share. The ESOP borrowed to purchase the Series B shares, and the Company guaranteed the repayment of the remaining outstanding balance of that loan. In 1996, the notes were purchased by the Company.

         The Company paid to the ESOP $1,798,000 in 1999, ($1,855,000 in 1998 and $1,911,000 in 1997) in preferred stock dividends, and accrued or paid an additional $1,624,000 ($1,605,000 in 1998 and $1,192,000 in 1997) in Company
match of employees' contributions to the Plan and to cover amounts sufficient to meet the debt service. These expenses were determined on the shares allocated method. In turn, the ESOP made debt service payments of $2,355,000 in 1999 ($2,358,000 in 1998 and $2,360,000 in 1997) primarily for interest charges.

         The number of ESOP shares outstanding at October 31 are as follows:

                                                            1999         1998
                                                          --------     -------

                 Allocated shares.....................         299         277
                 Committed-to-be-released shares......          54          54
                 Suspense shares......................         540         595
                                                          --------     -------
                   Total ESOP Shares..................         893         926
                                                          ========     =======

Common Stock
------------

           On February 10, 1999, the Company reported that the Board of Directors has authorized the repurchase of up to 1,000,000 shares of Commercial Intertech common stock to be used for employee benefit plans and other corporate purposes. Purchases will be made from time to time in the open market and in private transactions at prevailing prices. No time limit was placed on the duration of the repurchase program. As of October 31, 1999, the Company has not repurchased any of its common shares under this program.

           On November 17, 1999, the Company's Board of Directors approved a new Shareholders Rights Plan (the "Plan") to replace the Shareholder Rights Plan which was originally adopted in 1989 and which expired on November 29, 1999. The Plan is designed to protect against future abusive takeover tactics such as partial tender offers and selective open market purchases. The Plan was not adopted in response to any specific effort to acquire control of the Company. The Plan is intended to assure that shareholders receive fair and equitable treatment in the event of unsolicited attempts to acquire the Company.

           Under the Plan, one right to purchase one share of the Company's common stock ("Right") was distributed as a dividend for each share of the Company's common stock outstanding as of December 8, 1999. Each Right, when exercisable, entitles shareholders to purchase one share of common stock from the Company at a price of $60.00 subject to adjustment from time to time to prevent dilution. Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including without limitation, the right to vote or to receive dividends. Until the Rights are exercisable, they will have no dilutive effect on earnings per share.

           The Rights may be exercised, in general, only if a person or group acquires 20 percent or more of the common stock of the Company or announces a tender or exchange offer that would result in ownership of 20 percent or more of the common stock. In the event of the acquisition of 20 percent or more of the common stock, all Rights holders, except the acquirer, may purchase common stock of the Company having a value equal to two times the purchase price of the Rights. If, after acquisition of 20 percent of the voting power of the Company, the Company is acquired or is the surviving corporation in a merger, all Rights holders, except the acquirer, may purchase shares in the surviving or acquiring company at a similar discount. The Rights will expire on November 23, 2009 unless redeemed earlier by the Company at a price of $.01 per Right or the expiration date is extended.

NOTE M - PER SHARE DATA

         The computation of basic and diluted earnings per share is shown below:

                                                                                    Year Ended October 31,
                                                                            1999              1998              1997
                                                                          --------          --------          --------
                                                                              (in thousands, except per share data)
         Numerator:
         Net income .............................................         $ 19,780          $ 32,807          $ 26,791
         Series B preferred stock dividends .....................           (1,790)           (1,842)           (1,895)
                                                                          --------          --------          --------
         Numerator for basic earnings per share - net income
           applicable to common stock ...........................           17,990            30,965            24,896
         Effect of dilutive securities - Series B preferred stock
           dividends and adjustments resulting from assumed
           conversion ...........................................            1,635             1,642             1,565
                                                                          --------          --------          --------
         Numerator for diluted earnings per share - net income
           applicable to common stock after assumed
           conversion ...........................................         $ 19,625          $ 32,607          $ 26,461
                                                                          ========          ========          ========

         Denominator:
         Denominator for basic earnings per share - weighted
           average shares outstanding ...........................           14,106            13,870            13,567
         Effect of dilutive securities:
           Series B convertible preferred stock .................            2,725             2,812             2,922
           Assumed issuance of stock under stock option and
              award plans based on treasury stock method ........              327               460               438
                                                                          --------          --------          --------
         Denominator for diluted earnings per share - weighted
           average shares outstanding and impact of dilutive
           securities ...........................................           17,158            17,142            16,927
                                                                          ========          ========          ========

         Basic earnings per share ...............................         $   1.28          $   2.23          $   1.83
                                                                          ========          ========          ========

         Diluted earnings per share .............................         $   1.14          $   1.90          $   1.56
                                                                          ========          ========          ========

         Options to purchase 483,250 shares of common stock at a weighted-average exercise price of $15.00 per share were outstanding during the year ended October 31, 1999 but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE N - NONRECURRING COSTS

         During the quarter ended January 31, 1999, the Company recorded a nonrecurring charge of $5,392,000 ($3,297,000 after taxes) to recognize costs incurred in connection with initiatives to reorganize certain areas of the business and reduce operating costs. The nonrecurring costs consist of: (i) charges totaling $5,203,000 in association with a voluntary early retirement program and the separation of fixed support personnel at certain locations; these actions will reduce the Company's worldwide employment by a total of 70 employees, and (ii) charges totaling $189,000 in connection with the consolidation of certain operating facilities in the United States and Europe. None of the recorded costs relate to the write-down or write-off of inventory or fixed assets of the affected businesses. Most of the indicated actions were completed in the first quarter of fiscal 1999 and the remainder were completed during the year. Of the total pre-tax charge of $5,392,000, approximately $4,400,000 will be settled in the form of deferred payments over an extended period of time.

NOTE O - SUBSEQUENT EVENT (unaudited)

         On January 17, 2000, Commercial Intertech and Parker-Hannifin Corporation ("Parker") announced that their Boards of Directors had approved a definitive agreement to merge in a cash - and stock transaction whereby Parker would acquire all outstanding stock of Commercial Intertech Corp. for $20.00 per share. Commercial Intertech shareholders will receive Parker common stock based on an exchange ratio that will be determined by the twenty-day average of Parker's closing price as determined five days immediately preceding the closing date of the merger. Alternatively, shareholders may elect to receive $20.00 per share in cash, subject to a maximum of 49 percent of the value of the total shares acquired by Parker. The transaction will be accounted for by the purchase method of accounting for business combinations and is expected to be tax-deferred for that portion of the purchase price received in Parker common stock. The merger, which is anticipated to close in May 2000, is subject to approval of the shareholders of Commercial Intertech Corp.; regulatory approvals in the United States, Europe and other countries; and other closing conditions.

Report of Ernst & Young LLP, Independent Auditors





Shareholders and Board of Directors
Commercial Intertech Corp.
Youngstown, Ohio

We have audited the accompanying consolidated balance sheets of Commercial Intertech Corp. and subsidiaries as of October 31, 1999 and 1998, and the related statements of consolidated income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commercial Intertech Corp. and subsidiaries at October 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                /s/Ernst & Young LLP

Cleveland, Ohio
November 29, 1999

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III
                                    --------


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


           The directors of the Company and their business experience are listed below. Except for Messrs. William W. Cushwa and Charles B. Cushwa III, who are brothers, none of the directors is related to any other director.

                             William J. Bresnahan, age 49 - Director since 1995.
                                    Committee Membership - (2), (3)

                             President of Hynes Industries. He held sales and general management positions at Hynes Industries from 1980 until he was named President in 1989. He held sales and marketing positions with Procter & Gamble and Pharmacia, Inc. before joining Hynes Industries. Mr. Bresnahan received his bachelor's of science degree in Business Administration from Youngstown State University and his master's degree in Business Administration from the University of Pittsburgh. Mr. Bresnahan is a director of the Mahoning National Bank, Youngstown, Ohio.


                             William W. Cushwa, age 62 - Director since 1975.
                                    Committee Membership - (2), (3)

                             Retired in 1996 as Vice President Planning and Assistant Treasurer of the Company. Mr. Cushwa joined the Company in 1960, was elected Assistant Treasurer in 1969, Director of Corporate Planning in 1977 and Vice President Planning and Assistant Treasurer in 1983. Mr. Cushwa received his bachelor's of arts degree from the University of Notre Dame and his master's degree in Business Administration from Case Western Reserve University.


                             C. Edward Midgley, age 62 - Director since 1995.
                                    Committee Membership - (1), (4)

                             Advisory Director, PaineWebber Incorporated since 1995. Until 1995 he was Co-Head of Investment Banking, Executive Managing Director, Head of Mergers and Acquisitions and member of the Board of Directors of Kidder, Peabody & Co. Incorporated. He has served as Managing Director, Partner and Head of Corporate Finance/Client Coverage Group of Bankers Trust Company; Vice Chairman, Office of the Chief Executive at Fieldcrest Cannon, Inc.; and Vice Chairman of Amoskeag Company. Mr. Midgley received his bachelor's of arts degree in Economics from Princeton University and his master's degree in Business Administration from the Harvard Business School. Mr. Midgley is a director of CUNO Incorporated, Meriden, Connecticut.

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                (Continued)



                             Stephen J. Perkins, age 52 - Director since 1999.

                             President and Chief Operating Officer of the
                             Company since May 1999. He was President and Chief Executive Officer of Aftermarket Technology Corporation from October 1996 to January 1999. From 1979 to 1996, he was employed by Senior Flexonics Inc., where he served as President and Chief Executive Officer from June 1983 to October 1996. Mr. Perkins received his bachelor's degree in Industrial Engineering from the University of Pittsburgh and his master's degree in Business Administration from the University of Chicago.


                             Gerald C. McDonough, age 71 - Director since 1992.
                                   Committee Membership - chairman (3), (1), (4)

                             Retired in July 1988 as Chairman of the Board and Chief Executive Officer of Leaseway Transportation Corporation. Mr. McDonough received his bachelor's degree in Business Administration from Case Western Reserve University. Mr. McDonough is a director of York International, York, Pennsylvania; CUNO Incorporated, Meriden, Connecticut; and Associated Estates Realty Corporation, Cleveland, Ohio; and he is Chairman of the Independent Trustees of the Fidelity Funds, Boston, Massachusetts.


                             Paul J. Powers, age 64 - Director since 1984.
                                   Committee Membership - chairman (1)

                             Chairman and Chief Executive Officer of the
                             Company. Mr. Powers joined the Company in 1982 as Group Vice President of Hydraulics, was elected President and Chief Operating Officer in 1984 and was elected Chairman and Chief Executive Officer in 1987. Mr. Powers received his bachelor's degree in Economics from Merrimack College and his master's degree in Business Administration from George Washington University. Mr. Powers is a director of CUNO Incorporated, Meriden, Connecticut; First Energy Corp., Akron, Ohio; Twin Disc, Inc., Racine, Wisconsin; and Global Marine, Inc., Houston, Texas.


                             George M. Smart, age 54 - Director since 1995.
                                   Committee Membership - (2), (3)

                             President and Chairman of the Board of Phoenix Packaging Corporation. He has been President and Chairman of Phoenix Packaging Corporation since 1993. He was President and Chief Executive Officer of Central States Can Co. from 1978 to 1993. Mr. Smart received his bachelor's of science degree from The Defiance College and his master's degree in Business Administration from the Wharton School, University of Pennsylvania. Mr. Smart is a director of Phoenix Packaging Corporation, North Canton, Ohio; First Energy Corp., Akron, Ohio; and The Defiance College, Defiance, Ohio.

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                (Continued)



                             Don E. Tucker, age 71 - Director since 1977.
                                    Committee Membership - (1), (2)

                             Retired in 1993 as Senior Vice President and Chief Administrative Officer of the Company. Mr. Tucker joined the Company in 1972 as General Counsel and Assistant Secretary and was elected Senior Vice President and Chief Administrative Officer in 1984. Mr. Tucker received his bachelor's of arts degree from Aurora College and his bachelor's of law degree from Yale University.


                             Charles B. Cushwa III, age 65 - Director since
                                    1972. Committee Membership - (2), (3)

                             Retired in 1998 as Director of Cushwa Center for Entrepreneurship, Youngstown State University. Mr. Cushwa joined the Company in 1961 and held various management positions with the Company until retiring in 1988 as Secretary. Mr. Cushwa received his bachelor's of arts degree in Sociology and his master's of arts degree in Economics from the University of Notre Dame. Mr. Cushwa is a director of Home Savings and Loan Company, Youngstown, Ohio.


                             John M. Galvin, age 67 - Director since 1993.
                                    Committee Membership - (1), (4)

                             Private investor and consultant following his retirement in 1992. He was Vice Chairman and Director of The Irvine Company from 1987 to 1992. He previously served as President of the Rust Group of Austin, Texas; as Senior Vice President of Aetna Life and Casualty; and as Chief Executive Officer of Aetna's International and Diversified Business Division. He received his bachelor's degree in Business Administration from Indiana University. Mr. Galvin is a Director of Global Marine, Inc., Houston, Texas, and CUNO Incorporated, Meriden, Connecticut.


                             Richard J. Hill, age 69 - Director since 1993.
                                    Committee Membership - chairman (2), (4)

                             Retired in 1990 as a Certified Public Accountant with Hill, Barth & King, CPAs, a regional certified public accounting firm operating in Ohio, Pennsylvania, Florida and Virginia. Mr. Hill formerly was a general partner and chairman of the Executive Committee of Hill, Barth & King. He received his bachelor's degree in Business Administration from Youngstown State University. Mr. Hill is a director of Panelmatic, Inc., Youngstown, Ohio.

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                (Continued)




                             William E. Kassling, age 55 - Director since 1996.
                                    Committee Membership - (2), (3)

                             Chairman and Chief Executive Officer of the
                             Westinghouse Air Brake Company since 1990. Between 1984 and 1990, he served as Vice President, Group Executive, Railway Products Group of American Standard, Inc. and led a management buyout of the company in 1990. Prior to 1984, he held various operating and planning assignments for American Standard, Clark Equipment Company and Boston Consulting Group. Mr. Kassling received his bachelor's of science degree in Industrial Management from Purdue University and his master's degree in Business Administration from the University of Chicago. He is a director of Aearo Company, Indianapolis, Indiana, and Scientific Atlanta, Inc., Atlanta, Georgia.


                             Neil D. Humphrey, age 71 - Director since 1985.
                                    Committee Membership - chairman (4), (1)

                             President Emeritus of Youngstown State University, having retired as President in 1992 after eight years in that position. His prior experience includes 10 years as Chancellor of the University of Nevada system. He also served as Budget Director for the State of Nevada. Dr. Humphrey received his bachelor's of arts degree from Idaho State University, his master's of science degree in Government Management from the School of Business Administration of the University of Denver, and his doctorate degree in Education from Brigham Young University.


                             Board of Directors Committee Membership:
                             (1) Executive and Finance Committee
                             (2) Audit Committee
                             (3) Pension and Pension Investment Committee
                             (4) Management Evaluation and Compensation
                                 Committee

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                  (Continued)

         The principal executive officers of the Company and their recent business experience are as follows:

                 Name                            Office Held                          Age
                 ----                            -----------                          ---

         Paul J. Powers         Chairman of the Board of Directors
                                and Chief Executive Officer...........................64

         Stephen J. Perkins     President and Chief Operating Officer.................52

         Steven J. Hewitt       Senior Vice President and Chief Financial Officer.....50

         Bruce C. Wheatley      Senior Vice President-Administration..................58

         John Gilchrist         Vice President of Corporate Business Development......54

         Gilbert M. Manchester  Vice President and General Counsel....................55

         Kenneth E. Stumbaugh   Controller............................................53


         None of the executive officers are related and they are each elected from year to year or until their successors are duly elected and qualified.

         All of the executive officers have been continuously employed by the Company for more than five years except for Stephen J. Perkins. Mr. Perkins was named President and Chief Operating Officer of the Company and a member of its Board of Directors in May 1999. Prior to his employment by the Company, Mr. Perkins was President and Chief Executive Officer of Aftermarket Technology Corporation, a major remanufacturer of automotive powertrains, from October 1996 to January 1999. From 1979 to 1996, he was employed by Senior Flexonics, Inc., where he served as President and Chief Executive from June 1983 to October 1996.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended October 31, 1999, all officers, directors and greater than ten-percent beneficial owners complied with applicable Section 16(a) filing requirements.

ITEM 11.         EXECUTIVE COMPENSATION

         The following table sets forth information with respect to the compensation paid by the Company for services rendered during the Company's three most recent fiscal years to its Chief Executive Officer and the four other highest-paid executive officers of the Company whose total annual salary and bonus exceeded $100,000 during fiscal 1999 (each, including the Chief Executive Officer, being referred to as a "Named Executive Officer").


                           SUMMARY COMPENSATION TABLE

                                                                    Long-Term Compensation
                                                            ---------------------------------------
                               Annual Compensation                  Awards               Payouts
                          ------------------------------   -------------------------  -------------
                                                                             Securities
                                                                               Under-         LTIP
      Name and                                                Restricted       lying        Payouts          All Other
                                     Salary       Bonus         Stock         Options       Awards         Compensation
Principal Position         Year        ($)         ($)         ($) (2)           (#)         ($)              ($)
------------------        -------   ---------   ---------   -------------    ----------- ------------   ----------------
Paul J. Powers             1999       535,000     160,000       47,990           85,000      -0-             15,346(3)
Chairman and               1998       529,167     487,500      195,007           45,000   2,470,596          18,633
Chief Executive            1997       500,000     500,000        -0-             55,000      -0-             15,870
Officer


Stephen J. Perkins (1)     1999       187,500     120,000      194,063           35,000      -0-            -0-
President and              1998         -           -             -              -            -              -
Chief Operating            1997         -           -             -              -            -              -
Officer

Bruce C. Wheatley          1999       245,000      30,000      12,004            11,000      -0-              9,446(4)
Senior Vice President-     1998       243,333     116,250      46,494            11,500     404,517          12,808
Administration             1997       235,000      86,250      34,508            12,500      -0-              9,478

John Gilchrist             1999       230,000      31,750        -0-             16,500      -0-              8,996(5)
Vice President of          1998       227,000     100,000        -0-             15,000      73,656          12,318
Corporate Business         1997       212,000      60,000        -0-             15,000      -0-              8,788
Development

Steven J. Hewitt           1999       225,000      45,000        -0-             11,500      -0-              7,721(6)
Senior Vice President      1998       220,833     120,000      48,007            17,500      57,791          11,079
and Chief Financial        1997       194,583     110,000        -0-             12,500      -0-              6,352
Officer

(1) Stephen J. Perkins was named President and Chief Operating Officer on May 1, 1999.

(2) This column shows the market value of restricted share awards on the date of award. The aggregate holdings/value of Restricted Stock held on October 31, 1999 by the individuals listed in this table, not including awards which were paid out after the end of the fiscal year as part of the Salaried Employee Incentive Plan (the "SEIP") and were elected to be taken in the form of restricted stock as described in Note A below, were: Paul J. Powers - 66,561 shares/$844,493; Stephen J. Perkins - 15,000 shares/$190,313; Bruce C. Wheatley - 8,375 shares/$106,258; John Gilchrist - 0 shares/$-0-; and Steven J. Hewitt - 3,174 shares/$40,270. Regular quarterly dividends are paid on Restricted Stock held by these individuals.

         Note A - To enhance the Company's objectives of encouraging additional executive stock ownership and increasing Company cash flow, certain participants in the SEIP may elect to receive up to 50% of their earned awards in the form of restricted stock. If the

ITEM 11.          EXECUTIVE COMPENSATION (Continued)


         participant elects part of an earned award in restricted stock, the Company increases the stock award by a fixed percentage. The vesting period associated with the stock award is three years and the shares are forfeited in the event a participant voluntarily leaves the Company (other than upon retirement) or is terminated "for cause."

(3) Includes Company matching contributions to Mr. Powers' Non-Qualified Stock Purchase Plan account in the amount of $11,250; Company matching contribution to his 401(k) Plan account in the amount of $2,000; and Company pay-based contribution to his Employee Stock Ownership Plan account in the amount of $2,096.

(4) Includes Company matching contributions to Mr. Wheatley's Non-Qualified Stock Purchase Plan account in the amount of $2,550; Company matching contribution to his 401(k) Plan account in the amount of $4,800; and Company pay-based contribution to his Employee Stock Ownership Plan account in the amount of $2,096.

(5) Includes Company matching contributions to Mr. Gilchrist's Non-Qualified Stock Purchase Plan account in the amount of $2,100; Company matching contribution to his 401(k) Plan account in the amount of $4,800; and Company pay-based contribution to his Employee Stock Ownership Plan account in the amount of $2,096.

(6) Includes Company matching contributions to Mr. Hewitt's Non-Qualified Stock Purchase Plan account in the amount of $1,625; Company matching contribution to his 401(k) Plan account in the amount of $4,000; and Company pay-based contribution to his Employee Stock Ownership Plan account in the amount of $2,096.

ITEM 11.          EXECUTIVE COMPENSATION (Continued)


         The following table sets forth, for each of the Named Executive Officers, options to purchase Common Stock granted during fiscal 1999 pursuant to the Commercial Intertech Corp. Stock Option and Award Plan of 1995. No SARs were granted in the last fiscal year.

                               OPTION GRANTS IN LAST FISCAL YEAR

                                                                                   Potential Realizable Value
                                                                                    at Assumed Annual Rates
                                                                                   of Stock Price Appreciation
                                          Individual Grants                              or Option Term (2)
---------------------------------------------------------------------------------- ----------------------------------
                                         Percent of
                          Number of        Total
                          Securities     Options        Exercise
                          Underlying   Granted to         or Base
                          Options      Employees           Price        Expira-
                          Granted       in Fiscal      ($/Share)          tion              5%              10%
         Name              (#)(1)        Year (%)           ($)           Date             ($)              ($)
----------------------  ------------  --------------  --------------- ------------    --------------   --------------

Paul J. Powers             85,000          47.2            13.75        1/25/09           735,144        1,862,988

Stephen J. Perkins         35,000          19.4          12.9375        4/30/09           284,819          721,783

Bruce C. Wheatley          11,000           6.1            13.75        1/25/09            95,136          241,093

John Gilchrist             16,500           9.2            13.75        1/25/09           142,704          361,639

Steven J. Hewitt           11,500           6.4            13.75        1/25/09            99,461          252,051


(1) The non-qualified stock options listed in the above table were granted subject to a three-year vesting period, with the options granted becoming exercisable with respect to 50% of the underlying shares of Common Stock on the second anniversary of the grant date and becoming exercisable with respect to the remaining 50% of the underlying shares on the third anniversary of the grant date. The exercisability of the options may be accelerated in the event of a change in control or a potential change in control.

(2) Potential Realizable Value is presented net of the option exercise price but before any federal or state income taxes associated with exercise. These amounts represent certain assumed rates of appreciation prescribed by rules of the Securities and Exchange Commission. Actual gains will be dependent on the future performance of the Common Stock and the option holders' continued employment throughout the vesting period. The amounts reflected in the table may not necessarily be achieved.

ITEM 11.          EXECUTIVE COMPENSATION (Continued)



         The following table sets forth, for each of the Named Executive Officers, information regarding the exercise of options to purchase Common Stock during fiscal 1999, and unexercised options held as of the end of fiscal 1999, pursuant to the Company's stock option and award plans.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                  Number of
                                                                 Securities                    Value of
                                                                 Underlying                  Unexercised
                                                                 Unexercised                 In-the-Money
                                                                 Options at                   Options at
                                                                Fiscal Year-End          Fiscal Year-End (1)
                            Shares                                   (#)                         ($)
                                                        -----------------------------   ----------------------
                           Acquired         Value
                           on Exercise     Realized             Exercisable/                 Exercisable/
        Name                  (#)            ($)                Unexercisable               Unexercisable
---------------------    -------------   ------------   -----------------------------   ----------------------

Paul J. Powers              80,692            802,028        282,732 / 157,500            1,288,551 / 0


Stephen J. Perkins               0                  0               0 / 35,000                    0 / 0



Bruce C. Wheatley           40,492            356,348          26,868 / 28,750               87,954 / 0


John Gilchrist              11,206             82,822           7,500 / 39,000                    0 / 0

Steven J. Hewitt             2,802             20,709           6,250 / 35,250                    0 / 0



(1) The value per option is calculated by subtracting the exercise price from the October 31, 1999 closing price of the Company's Common Stock on the New York Stock Exchange, which was $12.6875 per share.

ITEM 11.          EXECUTIVE COMPENSATION (Continued)




         The following table sets forth, for each of the Named Executive Officers, certain information concerning performance share awards made under the Company's Stock Option and Award Plan of 1995.

                              LONG-TERM INCENTIVE PLAN AWARDS
                                   IN LAST FISCAL YEAR


                               Number of
                                Shares,            Performance                 Estimated Future Payouts
                                Units or             or Other             Under Non-Stock Price Based Plans
                                 Other             Period Until        ------------------------------------------
         Name                    Rights           Maturation or        Threshold           Target         Maximum
                                  (#)               Payout (1)            (#)                (#)            (#)
         ----                  ---------          -------------        ---------           ------         -------
Paul J. Powers                        0                    -                   -                -               -

Stephen J. Perkins               30,000              10/31/01             15,000           30,000          45,000

Bruce C. Wheatley                10,000              10/31/01              5,000           10,000          15,000

John Gilchrist                   15,000              10/31/01              7,500           15,000          22,500

Steven J. Hewitt                 11,000              10/31/01              5,500           11,000          16,500


         Payouts of awards are tied to the Company's achievement of specified levels of return on equity (the "ROE") over a three-year period. At threshold ROE, 50% of shares underlying awards will be distributed; at target ROE, 100% of shares will be distributed; and at maximum ROE, 150% of shares will be distributed. The Management Evaluation and Compensation Committee of the Board of Directors may, at or after grant, accelerate the vesting of all or part of any performance share award.

(1) The date in the column represents the end of the three-year performance period.

ITEM 11.          EXECUTIVE COMPENSATION (Continued)



                               RETIREMENT BENEFITS


         Employees may retire from the Company with unreduced benefits under the Company's retirement plans at age 65, or later with 25 or more years of service. The table below shows the estimated annual pension benefits provided under the Company's Pension Plan for Salaried Employees and supplemental executive retirement plans for employees in higher salary classifications retiring at age 65 or later.

     Estimated total annual retirement benefits under the Pension Plan for Salaried Employees and supplemental executive retirement plans

                               PENSION PLAN TABLE

                                                           Years of Service
                     ------------------------------------------------------------------------------------------
   Remuneration           15                 20                25                 30                  35
   ------------      --------------    --------------    ---------------   ----------------    ----------------


     $ 150,000        $ 40,226           $ 53,635           $ 67,044            70,396            $ 73,748

       200,000          55,226             73,635             92,044            96,646             101,248

       250,000          70,226             93,635            117,044           122,896             128,748

       500,000         145,226            193,635            242,044           254,146             266,248

       750,000         220,226            293,635            367,044           385,396             403,748

     1,000,000         295,226            393,635            492,044           516,646             541,248

     1,250,000         370,226            493,635            617,044           647,896             678,748


         Benefits under the plans are calculated generally under a formula of 50% of the participant's final average compensation, reduced by 50% of the participant's estimated social security benefits, reflected in the table in the form of a straight life annuity. The compensation covered by the pension plan is base salary as set forth in the Salary column of the Summary Compensation Table on page 58. The compensation covered by the supplemental executive retirement plans is also base salary, as set forth in the Summary Compensation Table, for those executives participating, other than the Chief Executive Officer, the President or Chief Operating Officer and the Senior Vice Presidents, for whom the compensation covered is base salary plus bonus as set forth in the Summary Compensation Table, plus bonus earned but elected to be taken in the form of restricted stock and deferred into a later year. As of December 31, 1999, the following executive officers had the following credited years of service under the pension plan with the Company: Mr. Powers, 17; Mr. Perkins, 1; Mr. Wheatley, 7; Mr. Gilchrist, 31; and Mr. Hewitt, 30.

ITEM 11.          EXECUTIVE COMPENSATION (Continued)


Compensation of Directors

         Directors who are not employees of the Company receive an annual retainer fee in the amount of $24,000, plus $1,000 for attending each meeting of the Board of Directors and reimbursement for related expenses. They also receive $1,000 for attending each committee meeting. Each director can elect to take up to 100% of his annual retainer, Board meeting fees and Committee meeting fees in the form of Company stock, in which case, the amount is increased by 20%. Directors who are employees of the Company do not receive compensation for serving as directors.

         A non-employee director who retires with at least ten years of non-employee Board service or upon reaching age 70 will be paid a retirement benefit for life consisting of an annual amount equal to the Board retainer being paid to such director at the time of retirement. Directors retiring with less than ten years of non-employee Board service and retiring prior to age 70 will receive proportionally decreased amounts. Non-employee directors are also entitled to receive automatic formula-based grants of options to purchase 2,250 shares of Common Stock upon election or reelection to a new three-year term. In addition, non-employee directors received awards of 1,500 performance shares on November 1, 1997 and 2,000 performance shares on November 1, 1998 and biannually thereafter will receive awards of 2,000 performance shares. The 1,500 performance shares awarded to each non-employee director in 1997 were earned based upon the achievement of Company targets over a two-year cycle, and future performance share awards will be earned over a three-year cycle.

Employment Agreements

         On July 27, 1994, the Company entered into an Employment Agreement with Paul J. Powers. Mr. Powers' Employment Agreement expires on February 28, 2000. The Employment Agreement provides for the payment of a base salary of $465,000, which can be increased at the discretion of the Compensation Committee. Additionally, under the Employment Agreement Mr. Powers is eligible to (1) receive cash bonuses as part of the Company's SEIP; and (2) participate in other incentive, stock option, profit sharing and similar plans maintained by the Company for the benefit of its executives. In addition, the Employment Agreement provides that, in the event of Mr. Powers' termination without cause (as defined in the Employment Agreement), Mr. Powers will receive a lump sum payment equal to two and one-half times his most recent annual cash compensation. Finally, the Employment Agreement provides that Mr. Powers will be included in all other employee benefit plans to the extent that he is eligible. Such plans include, but are not limited to, group life insurance plans, hospitalization and medical plans and long-term disability plans.

         On April 9, 1999, the Company entered into an Employment Agreement with Stephen J. Perkins. Mr. Perkins' Employment Agreement expires on May 1, 2002. The Employment Agreement provides for the payment of a base salary of $375,000, which can be increased at the discretion of the Compensation Committee. Additionally, under the Employment Agreement, Mr. Perkins is eligible to (1) receive cash bonuses as part of the Company's SEIP; and (2) participate in other incentive, stock option, profit sharing and similar plans maintained by the Company for the benefit of its executives. In addition, the Employment Agreement provides that, in the event of Mr. Perkins' termination without cause, Mr. Perkins will receive a lump sum payment equal to two times his most recent annual cash compensation. Finally, the Employment Agreement provides that Mr. Perkins will be included in all other employee benefit plans to the extent that he is eligible. Such plans include, but are not limited to, group life insurance plans, hospitalization and medical plans and long-term disability plans.

ITEM 11.          EXECUTIVE COMPENSATION (Continued)


Termination Benefits

         During 1996, the Company entered into termination and change of control agreements ("Termination Agreements") with each of the executive officers listed in the Summary Compensation Table, other than Stephen J. Perkins. The Company entered into a Termination Agreement with Mr. Perkins on May 1, 1999. Under these Termination Agreements, each of such executive officers is entitled to receive the following:

     - If a termination of employment occurs prior to a "Change of Control" (as defined in the Termination Agreements) and is at the request of the Company but without "Cause" (as defined in the Termination Agreements), the officer will receive one times his base salary and otherwise vested amounts and benefits under the Company's compensation and benefit plans.

     - If the termination of employment occurs at any time after a Change of Control and is either at the Company's request but without cause or is initiated by the officer for "Good Reason" (as defined in the Termination Agreements), the officer will receive (i) three times the sum of his base salary and his highest annual bonus, (ii) his highest recent bonus, (iii) the actuarial value of his accrued benefit under the supplemental retirement benefit plans, including, for certain officers, additional years of accrual, (iv) the full value of performance shares assuming at least 100% target performance, (v) vested and accrued benefits under other benefit and compensation plans, and (vi) a continuation of medical benefits for three years and certain other perquisites, including automobile lease payments, outplacement services, club dues, tax planning, relocation expenses (including home repurchase) and insurance. The Company is obligated to set aside in trust sufficient assets to fund its obligations. In addition, because payments could be subject to an excise tax, the officers will receive an additional amount for excise tax payments, if applicable.

         Under the Termination Agreements, each executive officer has agreed not to compete against the Company for certain periods of time.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

                        SECURITY OWNERSHIP OF MANAGEMENT

         The directors, nominees for the office of director, the Named Executive Officers and all directors and executive officers as a group were the beneficial owners of the Company's voting shares, as of December 31, 1999, as set forth below. Unless otherwise indicated below, the persons in the following table have sole voting and sole investment power with respect to all shares shown as beneficially owned by them.

                                       Amount and Nature of Beneficial Ownership                 Percent
     Name of Beneficial                -----------------------------------------                of Voting
            Owner                          Common                Preferred (12)                  Shares
-----------------------------   -----------------------------    ----------------           ----------------

William J. Bresnahan                   11,735(1)                        -                         *

Charles B. Cushwa III                 219,697(1)(4)(5)(6)               -                       1.42%

William W. Cushwa                     167,818(1)(3)(4)(7)                 409                   1.08%

John M. Galvin                         21,233(1)(8)                     -                         *

John Gilchrist                         75,388(1)(3)                     1,320                     *

Steven J. Hewitt                       62,111(1)(2)(3)                    787                     *

Richard J. Hill                        21,360(1)(9)                     -                         *

Neil D. Humphrey                       20,159(1)(10)                    -                         *

William E. Kassling                    25,052(1)                        -                         *

Gerald C. McDonough                    11,902(1)                        -                         *

C. Edward Midgley                      34,559(1)                        -                         *

Stephen J. Perkins                     45,000                           -                         *

Paul J. Powers                        546,497(1)(2)(3)                  1,576                   3.45%

George M. Smart                        13,257(1)                        -                         *

Don E. Tucker                         154,327(1)(2)(4)(11)              -                       1.00%

Bruce C. Wheatley                     101,452(1)(2)(3)                    739                     *

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)


                                             Amount and Nature of Beneficial
                                                        Ownership                            Percent
    Name of Beneficial                     -----------------------------------              of Voting
           Owner                           Common               Preferred (12)               Shares
---------------------------                ------               --------------               ------

All Directors and
Executive Officers as a                  1,638,013                   6,645                   10.22%
Group (18) people


*less than 1%


         (1) Includes shares of Common Stock acquirable within 60 days of December 31, 1999 upon exercise of options issued under the Company's stock option and award plans as follows: Mr. Bresnahan - 4,362 shares; Mr. Charles Cushwa - 5,043 shares; Mr. William Cushwa - 1,500 shares; Mr. Galvin - 10,086 shares; Mr. Gilchrist - 22,500 shares; Mr. Hewitt - 21,500 shares; Mr. Hill - 5,043 shares; Mr. Humphrey - 3,181 shares; Mr. Kassling - 5,043 shares; Mr. McDonough - 4,112 shares; Mr. Midgley - 4,862 shares; Mr. Powers - 332,732 shares; Mr. Smart - 4,112 shares; Mr. Tucker - 5,793 shares; and Mr. Wheatley - 38,868 shares.

         (2) Includes the following number of shares of Common Stock (fractional shares not shown) credited to the accounts of the above-named beneficial owners by the trustee acting under the provisions of the Company's 401(k) plan: Mr. Hewitt - 2,764 shares; Mr. Powers - 15,292 shares; Mr. Tucker - 10,208 shares; and Mr. Wheatley - 6,524 shares. Participants in the Company's 401(k) plan have shared voting power and sole dispositive power as to the shares in their accounts.

         (3) Includes the following number of shares of Common Stock (fractional shares not shown) as a result of participation in the Commercial Intertech Employee Stock Ownership Plan (the "ESOP Plan"): Mr. William Cushwa - 2,010 shares; Mr. Gilchrist - 1,174 shares; Mr. Hewitt - 102 shares; Mr. Powers - 2,348 shares; and Mr. Wheatley - 659 shares. Participants in the ESOP Plan have shared voting power and no dispositive power as to the shares in their accounts.

         (4) Does not include Common Stock owned by the members of the above-mentioned individuals' families who share their homes, as follows: Mr. Charles Cushwa - 947 shares; Mr. William Cushwa - 13,466 shares; Mr. Tucker - 1,146 shares. Beneficial ownership thereof is disclaimed by the respective named individuals.

         (5) Includes 19,600 shares of Common Stock held in various trusts, in which the children of Charles B. Cushwa III have a remainder interest, and of which National City Bank, N.E. and Charles B. Cushwa III are co-trustees. Includes 32,446 shares of Common Stock held in a trust, in which the children of Charles B. Cushwa III have a remainder interest and of which National City Bank, N.E. and Charles B. Cushwa III are co-trustees. Includes 35,000 shares of Common Stock held in various trusts, in which the children of Charles B. Cushwa III's deceased sister have a remainder interest, and of which National City Bank, N.E. and Charles B. Cushwa III are co-trustees. Beneficial ownership thereof is disclaimed by Mr. Charles B. Cushwa III. Voting and dispositive power are shared with the trustee.

         (6) Includes 47,908 shares of Common Stock held by the Charles B. Cushwa III Limited Partnership as to which Mr. Cushwa has sole voting and dispositive power.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)


         (7) Includes 28,000 shares of Common Stock held in various trusts, in which the children of William W. Cushwa have a remainder interest and of which National City Bank, N.E. and William W. Cushwa are co-trustees. Includes 53,550 shares of Common Stock held in various trusts, in which the children of William
W. Cushwa have a remainder interest and of which National City Bank, N.E. and William W. Cushwa are co-trustees. Beneficial ownership thereof is disclaimed by Mr. William W. Cushwa. Voting and dispositive power are shared with the trustee.

         (8) Includes 1,500 shares of Common Stock over which Mr. Galvin shares voting and investment power with his wife.

         (9) Includes 10,749 shares of Common Stock held by a trust of which Richard J. Hill is sole trustee.

         (10) Includes 2,604 shares of Common Stock (fractional shares not shown) held by a trust of which Neil D. Humphrey is co-trustee, with his wife, and 4,677 shares of Common Stock (fractional shares not shown) held by Dr. Humphrey and his wife, over all of which Dr. Humphrey shares voting and investment power with his wife.

         (11) Includes 132,117 shares of Common Stock held by a trust of which Don E. Tucker is sole trustee.

         (12) Shares of Series B Preferred Stock which are convertible into Common Stock upon participant's termination of employment at a rate of 3.0227 per share (fractional shares not shown) held as a result of participation in the ESOP Plan.

         The information set forth above concerning beneficial ownership is based on information received from the persons named. None of such persons, directly or indirectly, owns beneficially any equity securities of any subsidiary of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)



                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The name of any person or "group" (as that term is used in the Exchange
Act) known by the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities as of December 31, 1999 is set forth below:

                                                         Amount and
   Title               Name and Address                  Nature of            Percent     Percent of
    of                        of                         Beneficial             of        All Voting
   Class               Beneficial Owner                  Ownership             Class        Shares
   -----               ----------------                  ---------             -----        ------

Common              LaSalle Bank N.A.                     381,682(1)            2.61%      2.46%
                    135 South LaSalle St.
                    Chicago, IL  60603

Series B            LaSalle Bank N.A.                     893,342(2)           100.0%      5.76%
Preferred           135 South LaSalle St.
                    Chicago, IL  60603

         (1) LaSalle Bank N.A. has shared voting power and sole investment power over all of these shares.

         (2) This figure represents all of the outstanding ESOP Convertible Preferred Stock Series B held of record by LaSalle Bank N.A. (trustee) for the benefit of participants in the Commercial Intertech Employee Stock Ownership Plan. LaSalle Bank N.A. has shared voting power and sole investment power, except with respect to a tender or exchange offer, over all of these shares of Preferred Stock Series B. The trust for this Plan contains provisions for pass-through voting rights to the employee participants in the plan.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         One of the Company's non-employee directors, Don E. Tucker, who was formerly Senior Vice President and Chief Administrative Officer of the Company, provides consulting services to the Company. Fees paid by the Company to Mr. Tucker for those services during fiscal 1999 were $28,000.

                                     PART IV
                                     -------

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

           (a)   Documents filed as part of this report:

                 (1) The following consolidated financial statements of Commercial Intertech Corp. and Subsidiaries are included in Item 8:


                                                                                                Page Number
                                                                                              In This Report
                                                                                              --------------

                      Statements of Consolidated Income - Years Ended
                         October 31, 1999, 1998 and 1997..........................................   23

                      Consolidated Balance Sheets as of October 31, 1999
                         and 1998.................................................................24 and 25

                      Statements of Consolidated Shareholders' Equity -
                         Years Ended October 31, 1999, 1998 and 1997..............................   26

                      Statements of Consolidated Cash Flows - Years Ended
                         October 31, 1999, 1998 and 1997..........................................   27

                      Notes to Consolidated Financial Statements..................................28  - 51

                      Report of Independent Auditors..............................................    52

                 (2)  The following consolidated financial statement schedule of Commercial
                      Intertech Corp. and Subsidiaries is included in Item 14(d):

                      Schedule II - Valuation and Qualifying Accounts................................S-1

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

                           3.2 Code of Regulations of Commercial Intertech Corp. as amended through March 26, 1997, incorporated by reference to Exhibit 3.2 filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1997

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


                           4.1 Rights Agreement dated as of November 23, 1999 between Commercial Intertech Corp. and ChaseMellon Shareholder Services, L.L.C. which includes as Exhibit A the Form of Rights Certificate and as Exhibit B the Summary of Rights to Purchase Common Shares, incorporated by reference to
                                     Exhibit 1 filed with Registrant's Form 8-A which was filed on November 24, 1999. Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the Distribution Date.

                        * 10.01      Employment Agreement - Paul J. Powers
                                     dated July 27, 1994, incorporated by
                                     reference to Exhibit 10.18 filed with
                                     Registrant's Annual Report on Form 10-K for the year ended October 31, 1994

                        * 10.02 Employment Agreement - Stephen J. Perkins dated April 9, 1999 (filed herewith)

                        * 10.03      Termination and Change of Control
                                     Agreement - Paul J. Powers dated October 1,
                                     1996, incorporated by reference to Exhibit
                                     10.19 filed with Registrant's Annual Report
                                     on Form 10-K for the year ended October 31,
                                     1996

                        * 10.04      Termination and Change of Control Agreement
                                     - Stephen J. Perkins effective as of May 1,
                                     1999 (filed herewith)

                        * 10.05      Termination and Change of Control Agreement
                                     - Bruce C. Wheatley dated October 1, 1996,
                                     incorporated by reference to Exhibit 10.20
                                     filed with Registrant's Annual Report on
                                     Form 10-K for the year ended October 31,
                                     1996

                        * 10.06      Termination and Change of Control Agreement
                                     - Steven J. Hewitt dated December 1, 1996,
                                     incorporated by reference to Exhibit 10.21
                                     filed with Registrant's Annual Report on
                                     Form 10-K for the year ended October 31,
                                     1996

                        * 10.07      Termination and Change of Control Agreement
                                     - John Gilchrist dated October 1, 1996,
                                     incorporated by reference to Exhibit 10.22
                                     filed with Registrant's Annual Report on
                                     Form 10-K for the year ended October 31,
                                     1996

                        * 10.08      Termination and Change of Control Agreement
                                     - Gilbert M. Manchester dated October 1,
                                     1996, incorporated by reference to Exhibit
                                     10.24 filed with Registrant's Annual Report
                                     on Form 10-K for the year ended October 31,
                                     1996

                        * 10.09      Termination and Change of Control Agreement
                                     - Kenneth E. Stumbaugh dated October 1,
                                     1996, incorporated by reference to Exhibit
                                     10.25 filed with Registrant's Annual Report
                                     on Form 10-K for the year ended October 31,
                                     1996

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


                        * 10.10      Termination and Change of Control Agreement
                                     - J. Patrick Downey dated October 1, 1996
                                     (filed herewith)

                        * 10.11      Termination and Change of Control Agreement
                                     - Kenneth W. Marcum dated October 1, 1996
                                     (filed herewith)

                        * 10.12      Termination and Change of Control Agreement
                                     - Shirley M. Shields dated October 1, 1996
                                     (filed herewith)

                          10.13 Credit Agreement by and among Commercial Intertech Corp. and Commercial Intertech Holdings Limited, as borrowers, and the banks party thereto and Mellon Bank, N.A., as agent, dated October 31, 1996, incorporated by reference to Exhibit 10.29 filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1997

                          10.14 Commercial Intertech Corp. Note Purchase Agreement dated as of June 30, 1997, incorporated by reference to Exhibit 10.30 filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1997

                        * 10.15 Non-Qualified Stock Purchase Plan of Commercial Intertech Corp. incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 33-25795 on Form S-8

                        * 10.16 Commercial Intertech Corp. Stock Option and Award Plan of 1989 incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 33-29980 on Form S-8

                          10.17 Commercial Intertech Corp. Retirement Stock Ownership and Savings Plan incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 33-43907 on Form S-8

                        * 10.18 Commercial Intertech Corp. Stock Option and Award Plan of 1993 incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 33-52443 on Form S-8

                        * 10.19 Commercial Intertech Corp. Stock Option and Award Plan of 1995 incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 33-61453 on Form S-8

                        * 10.20 Commercial Intertech Corp. Non-Employee Directors' Stock Plan incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-28903 on Form S-8

                        * 10.21 Commercial Intertech Corp. Non-Employee Directors' Performance Share Plan incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-41551 on Form S-8

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


                        * 10.22 Commercial Intertech Corp. Nonqualified Deferred Compensation Plan for Paul J. Powers, as amended and restated effective January 1, 1996, incorporated by reference to Exhibit 10.39 filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1997

                        * 10.23 Commercial Intertech Corp. Nonqualified Deferred Compensation Plan for Stephen J. Perkins effective as of May 1, 1999 (filed herewith)

                        * 10.24 Commercial Intertech Corp. Nonqualified Deferred Compensation Plan for Bruce C. Wheatley, as amended and restated effective January 1, 1996, incorporated by reference to Exhibit 10.40 filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1997

                        * 10.25 First Amendment to the Commercial Intertech Corp. Nonqualified Deferred Compensation Plan for Bruce C. Wheatley, as amended and restated effective as of January 1, 1996, incorporated by reference to Exhibit 10.41 filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1997

                        * 10.26 Commercial Intertech Corp. Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 1996, incorporated by reference to Exhibit 10.42 filed with Registrant's Annual Report on Form 10- K for the year ended October 31, 1997

                        * 10.27 First Amendment to the Commercial Intertech Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 1996, incorporated by reference to Exhibit 10.43 filed with Registrant's Annual Report on Form 10-K for the year ended October 31, 1997

                          10.28 First Amendment to Credit Agreement dated as of February 12, 1997 among Commercial Intertech Corp., Commercial Intertech Holdings Limited, Mellon Bank, N.A., as agent, and the banks party thereto, incorporated by reference to Exhibit 10.46 filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1999

                          10.29 Second Amendment to Credit Agreement dated as of April 9, 1999 among Commercial Intertech Corp. and Commercial Intertech Holdings Limited, as borrowers, the guarantors identified thereto, the banks party thereto and Mellon Bank, N.A., as agent, incorporated by reference to Exhibit
                                     10.45 filed with Registrant's Quarterly
                                     Report on Form 10-Q for the quarter ended
                                     April 30, 1999

                          10.30 Agreement and Plan of Merger dated January 14, 2000, by and between Parker-Hannifin Corporation and the Registrant, incorporated by reference to Exhibit 10.30 filed with Registrant's Form 8-K which was filed on January 20, 2000

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


                          11 Statement re: Computation of Per Share Earnings is inapplicable and has been omitted. The information with respect to the computation of both basic and diluted earnings per share is presented in Note M to the financial statements included in
                                     Part II, Item 8.

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

         (b) The Registrant filed Form 8-K reports on November 19, 1999 and January 20, 2000 both of which reported information under Items 5 and 7 thereof. No financial statements were filed with such Form 8-K reports.

         (c) The Company hereby files as exhibits to this Form 10-K the exhibits set forth in Item 14(a)(3) hereof which are not incorporated by reference.

         (d) The Company hereby files as a financial statement schedule to this Form 10-K the financial statement schedule set forth in Item 14(a)(2) hereof.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of January, 2000.

                           COMMERCIAL INTERTECH CORP.
                                  (Registrant)


 /s/ Paul Powers                             /s/ Steven J. Hewitt
-------------------------------              -----------------------------------
Paul J. Powers                               Steven J. Hewitt
Chairman of the Board of Directors           Senior Vice President and
and Principal Executive Officer              Principal Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 26th day of January, 2000.



  /s/William J. Bresnahan                   /s/ William E. Kassling
----------------------------------          -----------------------------------
William J. Bresnahan, Director              William E. Kassling, Director



 /s/ Charles B. Cushwa III
----------------------------------          -----------------------------------
Charles B. Cushwa III, Director             Gerald C. McDonough, Director



 /s/ William W. Cushwa
----------------------------------          -----------------------------------
William W. Cushwa, Director                 C. Edward Midgley, Director



 /s/ John M. Galvin                         /s/ Stephen J. Perkins
----------------------------------          -----------------------------------
John M. Galvin, Director                    Stephen J. Perkins, Director



 /s/ Richard J. Hill                        /s/ George M. Smart
----------------------------------          -----------------------------------
Richard J. Hill, Director                   George M. Smart, Director



 /s/ Neil D. Humphrey                       /s/ Don E. Tucker
----------------------------------          -----------------------------------
Neil D. Humphrey, Director                  Don E. Tucker, Director

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                                 (in thousands)


           COLUMN A                                         COLUMN B           COLUMN C             COLUMN D    COLUMN E
------------------------------------------                  ---------   ----------- ----------     ----------   ----------
                                                                              Additions
                                                                        ----------------------
                                                            Balance At  Charged to  Charged to                  Balance at
                                                            Beginning   Costs and     Other                      End of
               Description                                  of Period    Expenses    Accounts      Deductions    Period
------------------------------------------                  ---------   ----------- ----------     ----------   ----------
Year ended October 31, 1999
   Deducted from asset accounts:

   Allowance for doubtful accounts
      receivable ........................................    $  2,703    $  1,577    $     0       $ 1,512(A)    $ 2,768
                                                             ========    ========    =======       =======       =======

                                                                                                   $ 5,541(E)
   Valuation allowance for deferred                                                                $ 3,200(F)
      income tax assets .................................    $ 59,727    $      0    $     0       $ 2,052(C)    $48,934
                                                             ========    ========    =======       =========     =======

Year ended October 31, 1998 Deducted from asset accounts:

   Allowance for doubtful accounts
      receivable ........................................    $  2,456    $    561    $   166(G)    $   480(A)    $ 2,703
                                                             ========    ========    =======       =======       =======

   Valuation allowance for deferred
      income tax assets .................................    $ 51,143    $    900    $10,806(D)    $ 3,122(C)    $59,727
                                                             ========    ========    =======       =======       =======

Year ended October 31, 1997 Deducted from asset accounts:

   Allowance for doubtful accounts
      receivable ........................................    $  1,724    $  1,607    $   105(B)    $   980(A)    $ 2,456
                                                             ========    ========    =======       =======       =======

                                                                                                   $ 1,175(F)
   Valuation allowance for deferred                                                                $ 1,644(C)
      income tax assets .................................    $ 58,479    $      0    $     0       $ 4,517(E)    $51,143
                                                             ========    ========    =======       =======       =======



(A)  Uncollectible accounts written off.

(B) Represents beginning balance acquired with Ultra Hydraulics Limited acquisition.

(C)  Net operating loss carryforwards utilized.

(D) Primarily represents result of amendments to German tax returns filed for periods prior to the acquisition of ORSTA Hydraulik.

(E)  Primarily represents impact of foreign currency translation.

(F)  Net foreign tax credit utilized.

(G)  Represents reclassification from a liability account.

                           Commercial Intertech Corp.
                        Index To Exhibits Filed Herewith



       Exhibit No            Description
       ----------            -----------



         10.02    Employment Agreement - Stephen J. Perkins dated April 9, 1999

         10.04 Termination and Change of Control Agreement - Stephen J. Perkins effective as of May 1, 1999

         10.10 Termination and Change of Control Agreement - J. Patrick Downey dated October 1, 1996

         10.11 Termination and Change of Control Agreement - Kenneth W. Marcum dated October 1, 1996

         10.12 Termination and Change of Control Agreement - Shirley M. Shields dated October 1, 1996

         10.23 Commercial Intertech Corp. Nonqualified Deferred Compensation Plan for Stephen J. Perkins effective as of May 1, 1999

         21       Subsidiaries of the Registrant

         23       Consent of Independent Auditors

         27       Financial Data Schedule