Form 10-Q
period 2000-01-31
COMMERCIAL INTERTECH CORP
filed 2000-02-25
CIK 22470

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                        For period ended January 31, 2000

                         Commission file number 1-10697




                           COMMERCIAL INTERTECH CORP.
             (Exact name of registrant as specified in its charter)


        Ohio                                                 34-0159880
----------------------------------                       ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)
1775 Logan Avenue, Youngstown, Ohio                          44501-0239

---------------------------------------------------        --------------
(Address of principal executive offices)                     (Zip Code)

                                 (330) 746-8011
                                 --------------
              (Registrant's telephone number, including area code)


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

      Common Stock, $1 Par Value--14,626,958 shares as of January 31, 2000


                                      INDEX

                           COMMERCIAL INTERTECH CORP.

                                                                                                     Page No.
                                                                                                     --------
PART  I.       FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Condensed Statements of Income (unaudited) - Three Months
               Ended January 31, 2000 and 1999...........................................................3

               Consolidated Condensed Balance Sheets (unaudited) - January 31, 2000 and
               October 31, 1999..........................................................................4

               Statements of Consolidated Condensed Cash Flows (unaudited) - Three Months
               Ended January 31, 2000 and 1999...........................................................5

               Notes to Consolidated Condensed Financial Statements (unaudited) -
               January 31, 2000..........................................................................6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations....................................................................10

Item 3.        Quantitative and Qualitative Disclosures About Market Risk...............................14

PART II.       OTHER INFORMATION

Item 2.        Changes in Securities....................................................................15

Item 6.        Exhibits and Reports on Form 8-K.........................................................15

SIGNATURE...............................................................................................16



                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

                                                                                Three Months Ended
(Thousands of dollars, except per share data)                                       January 31,
                                                                           -----------------------------
                                                                              2000             1999
                                                                            --------         ------
Net sales..............................................................    $   120,337       $   120,290

Less costs and expenses:
    Cost of products sold .............................................         92,520            91,648
    Selling, administrative and general expenses.......................         21,954            21,726
    Nonrecurring costs.................................................              0             5,392
                                                                           -----------       -----------
                                                                               114,474           118,766
                                                                           -----------       -----------

Operating income.......................................................          5,863             1,524

Nonoperating income (expense):
    Interest income....................................................            240               356
    Interest expense...................................................         (2,076)           (2,407)
    Foreign currency (losses)..........................................            (17)             (779)
    Other..............................................................            557               259
                                                                           -----------       -----------
                                                                                (1,296)          (2,571)
                                                                           -----------       -----------

Income (loss) before income taxes......................................          4,567            (1,047)
Income taxes (benefit).................................................          1,593              (335)
                                                                           -----------       -----------
Net income (loss)......................................................    $     2,974       $      (712)
                                                                           ===========       ===========

Preferred stock dividends .............................................           (441)             (458)
                                                                           -----------       -----------
Net income (loss) applicable to common stock...........................    $     2,533       $    (1,170)
                                                                           ===========       ===========

Earnings per share of common stock:
   Net income (loss):
    Basic..............................................................    $      0.18       $     (0.08)
    Diluted............................................................    $      0.17       $     (0.08)

Dividends per common share.............................................    $      0.15       $      0.15



See notes to consolidated condensed financial statements.


                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

(Thousands of dollars)                                                                  January 31,       October 31,
                                                                                           2000               1999
                                                                                        ------------      ------------
ASSETS
------
    CURRENT ASSETS:
        Cash and cash equivalents.......................................................$    21,988       $    27,046
        Accounts receivable, less allowance (2000 - $2,702; 1999 - $2,768)..............     68,370            82,918
        Inventories ....................................................................     61,800            61,305
        Deferred income tax benefits ...................................................     14,931            15,742
        Prepaid expenses and other current assets.......................................      3,399             4,834
                                                                                        -----------       -----------
                                                               TOTAL CURRENT ASSETS ....    170,488           191,845

    PROPERTY, PLANT AND EQUIPMENT.......................................................    243,657           246,821
        Less allowance for depreciation.................................................    134,987           134,173
                                                                                        -----------       -----------
                                                                                            108,670           112,648

         NONCURRENT ASSETS:
         Intangible assets..............................................................     39,223            40,249
         Pension assets.................................................................     55,581            53,536
         Other assets...................................................................      2,418             3,732
                                                                                        -----------       -----------
                                                           TOTAL NONCURRENT ASSETS .....     97,222            97,517
                                                                                        -----------       -----------
                                                                      TOTAL ASSETS .....$   376,380       $   402,010
                                                                                        ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
    CURRENT LIABILITIES:
         Bank loans ....................................................................$     3,270       $     4,892
         Accounts payable ..............................................................     38,905            49,215
         Accrued expenses...............................................................     42,272            50,120
         Accrued income taxes...........................................................      3,428             5,591
         Dividends payable..............................................................      2,713             2,968
         Current portion of long-term debt..............................................      1,446             2,024
                                                                                        -----------       -----------
                                                        TOTAL CURRENT LIABILITIES   ....     92,034           114,810

    NONCURRENT LIABILITIES:
         Long-term debt.................................................................    100,920           100,215
         Deferred income taxes..........................................................     23,338            22,666
         Postretirement benefits........................................................     28,361            28,372
                                                                                        -----------       -----------
                                                        TOTAL NONCURRENT LIABILITIES....    152,619           151,253

    SHAREHOLDERS' EQUITY:
         Preferred stock, no par value:
              Authorized:  10,000,000 shares
              Series A participating preferred shares...................................          0                 0
              Series B ESOP convertible preferred shares
                 Issued: 2000 - 893,343 shares; 1999 - 893,343 shares...................     20,770            20,770
         Common stock, $1 par value:
              Authorized:  30,000,000 shares
              Issued: 2000 - 14,626,958 shares (excluding 1,805,031 in treasury);
                 1999 - 14,695,136 shares (excluding 1,787,615 in treasury).............     14,627            14,695
         Capital surplus ...............................................................      8,030             8,414
         Retained earnings..............................................................    119,772           119,224
         Deferred compensation..........................................................    (12,565)          (13,822)
         Accumulated other comprehensive income:
             Translation adjustment.....................................................    (18,907)          (13,334)
                                                                                        -----------       -----------
                                                          TOTAL SHAREHOLDERS' EQUITY....    131,727           135,947
                                                                                        -----------       -----------
                                          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....$   376,380       $   402,010
                                                                                        ===========       ===========

See notes to consolidated condensed financial statements.


                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
           STATEMENTS OF CONSOLIDATED CONDENSED CASH FLOWS (unaudited)

                                                                                           Three Months Ended
(Thousands of dollars)                                                                        January 31,
                                                                                       ----------------------------
                                                                                           2000              1999
                                                                                           ----              ----
OPERATING ACTIVITIES:
    Net income (loss)................................................................. $     2,974    $       (712)
    Adjustments to reconcile net income to net cash provided  (used) by operating activities:
          Provision for depreciation and amortization.................................       4,693           4,197
          Nonrecurring costs, net of income taxes.....................................           0           3,297
          Postretirement benefit......................................................       2,089            (701)
          Pension plan credits........................................................      (2,436)           (720)
          Change in deferred income taxes.............................................       1,774           1,853
          Change in current assets and liabilities:
              Decrease in accounts receivable.........................................      12,629          10,148
              (Increase) in inventories...............................................      (2,227)         (3,538)
              Decrease (increase) in prepaid expenses and other current assets........       1,349            (768)
              (Decrease) in accounts payable and accrued expenses.....................     (16,370)        (12,993)
              (Decrease) in accrued income taxes......................................      (2,144)           (924)
                                                                                       -----------     -----------
                         Net cash provided (used) by operating activities.............       2,331            (861)

INVESTING ACTIVITIES:
    Proceeds from sale of fixed assets................................................       1,496               2
    Capital expenditures .............................................................      (4,441)        (10,207)
                                                                                       -----------     ------------
                         Net cash (used) by investing activities......................      (2,945)        (10,205)

FINANCING ACTIVITIES:
    Proceeds from long-term debt......................................................       1,645          10,300
    Principal payments on long-term debt..............................................        (769)        (15,821)
    Net borrowings under bank loan agreements.........................................      (1,347)          3,189
    Proceeds from reserve contracts...................................................         444              90
    Conversion of other assets........................................................         464          (1,413)
    Dividends paid....................................................................      (2,856)         (2,572)
                                                                                       -----------     -----------
                         Net cash (used) by financing activities......................      (2,419)         (6,227)

Effect of exchange rate changes on cash ..............................................      (2,025)           (229)
                                                                                       -----------     -----------
Net (decrease) in cash and cash equivalents ..........................................      (5,058)        (17,522)

Cash and cash equivalents at beginning of period......................................      27,046          35,851
                                                                                       -----------     -----------
Cash and cash equivalents at end of period ........................................... $    21,988     $    18,329
                                                                                       ===========     ===========

Supplemental disclosures:
    Cash paid during the period for:
       Interest....................................................................... $     3,213     $     3,834
       Income taxes...................................................................       1,964             632

See notes to consolidated condensed financial statements.


                   COMMERCIAL INTERTECH CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                                January 31, 2000

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Commercial Intertech Corp. and Subsidiaries (the "Company" or "Commercial Intertech") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial Intertech Corp. and Subsidiaries' annual report on Form 10-K for the year ended October 31, 1999. Operating results for the three-month period ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ended October 31, 2000.

NOTE B - RECENT DEVELOPMENTS

        On January 17, 2000, Commercial Intertech and Parker-Hannifin Corporation ("Parker") announced that their Boards of Directors had approved a definitive agreement to merge in a cash-and-stock transaction whereby Parker would acquire all outstanding stock of Commercial Intertech Corp. for $20.00 per share. Commercial Intertech shareholders will receive Parker common stock based on an exchange ratio that will be determined by the twenty-day average of Parker's closing price as determined five days immediately preceding the closing date of the merger. Alternatively, shareholders may elect to receive $20.00 per share in cash, subject to a maximum of 49 percent of the value of the total shares acquired by Parker. The transaction will be accounted for by the purchase method of accounting for business combinations and is expected to be tax-deferred for that portion of the purchase price received in Parker common stock. The merger, which is anticipated to close in April 2000, is subject to approval of the shareholders of Commercial Intertech Corp.; regulatory approvals in the United States, Europe and other countries; and other closing conditions. Pursuant to the proposed merger, the independent trustee of the Commercial Intertech Employee Stock Ownership Trust elected to convert the ESOP
Convertible Preferred Stock Series B into common shares of Commercial Intertech Corp. on February 17, 2000.

NOTE C - INVENTORIES

        Inventories consisted of the following:

                                                  January 31,     October 31,
                                                       2000            1999
                                                  --------------  ---------
                                                          (in thousands)

            Raw materials ........................$    18,312     $    19,348
            Work-in-process ......................     28,152          30,067
            Finished goods........................     15,336          11,890
                                                  -----------     -----------
                                                  $    61,800     $    61,305
                                                  ===========     ===========

NOTE D - SEGMENT REPORTING

        The Company adopted Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" effective October 31, 1999. Prior year interim disclosures were restated, where necessary, to conform to the new requirements. The basis for measuring segment income has not changed from that used as of the previous fiscal year-end.


OPERATING SEGMENTS
(in thousands)
                                                       Commercial      Building        Metal
Three Months Ended January 31, 2000                    Hydraulics       Systems        Forming         Total
--------------------------------------------------------------------------------------------------------------
Net sales............................................$    85,371     $    22,012    $    12,954    $   120,337
Operating income (loss)..............................      4,153            (232)         1,942          5,863
Nonoperating income (expense)........................                                                   (1,296)
Income before income taxes...........................                                                    4,567

Three Months Ended January 31, 1999
--------------------------------------------------------------------------------------------------------------
Net sales............................................$    79,927     $    26,162    $    14,201    $   120,290
Operating income excluding
   nonrecurring costs................................      3,249           1,599          2,068          6,916
Nonrecurring costs...................................                                                   (5,392)
Operating income.....................................                                                    1,524
Nonoperating income (expense)........................                                                   (2,571)
Income (loss) before income taxes....................                                                   (1,047)

        Segment assets are not presented herein because such amounts did not change materially from the segment assets reported by the Company as of the previous fiscal year-end.

NOTE E - PER SHARE DATA

        The computation of basic and diluted earnings per share is shown below:

                                                                             Three Months Ended
                                                                                     January 31,
                                                                              ------------------
                                                                                2000               1999
                                                                              --------           ------
                                                                       (in  thousands, except  per share data)
              Numerator:
              Net income (loss)..........................................    $     2,974     $      (712)
              Series B preferred stock dividends.........................           (441)           (458)
                                                                             -----------     -----------
              Numerator for basic earnings per share -
                 net income (loss) applicable to common stock............          2,533          (1,170)
              Effect of dilutive securities - Series B preferred
                 stock dividends and adjustments resulting from
                 assumed conversion......................................            405               0
                                                                             -----------     -----------
              Numerator for diluted earnings per share -
                 net income (loss) applicable to common stock
                 after assumed conversion................................    $     2,938     $    (1,170)
                                                                             ===========     ===========

              Denominator:
              Denominator for basic earnings per share -
                 weighted average shares outstanding.....................         14,283          13,953
              Effect of dilutive securities:
                  Series B convertible preferred stock...................          2,700               0
                  Assumed issuance of stock under stock option
                      and award plans based on treasury stock
                      method.............................................            251               0
                                                                             -----------     -----------
              Denominator for diluted earnings per share -
                 weighted average shares outstanding and
                 impact of dilutive securities...........................         17,234          13,953
                                                                             ===========     ===========

              Basic earnings (loss) per share............................    $      0.18     $    (0.08)
                                                                             ===========     ==========

              Diluted earnings (loss) per share..........................    $      0.17     $    (0.08)
                                                                             ===========     ==========

        For the three months ended January 31, 2000, options to purchase 146,750 shares of common stock at a weighted-average exercise price of $19.12 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

        For the three months ended January 31, 1999, the impact of the assumed conversion of Series B convertible preferred stock and the assumed issuance of stock under stock option and award plans was not included in the computation of diluted earnings per share because the impact of such potential common shares was not dilutive.

NOTE F - SHAREHOLDERS' EQUITY

        On February 10, 1999, the Company reported that the Board of Directors has authorized the repurchase of up to 1,000,000 shares of Commercial Intertech common stock to be used for employee benefit plans and other corporate purposes. Purchases will be made from time to time in the open market and in private transactions at prevailing prices. No time limit was placed on the duration of the repurchase program. As of February 25, 2000, the Company has not repurchased any of its common shares under this program.


NOTE G - COMPREHENSIVE INCOME

        For the Company, total nonowner changes in shareholders' equity include net income and the change in the cumulative foreign exchange translation adjustment component of shareholders' equity. Nonowner changes in shareholders' equity for the three months ended January 31, 2000 and 1999 amount to reductions of $2,599,000 and $4,058,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RECENT DEVELOPMENTS

        On January 17, 2000, Commercial Intertech and Parker-Hannifin Corporation ("Parker") announced that their Boards of Directors had approved a definitive agreement to merge in a cash-and-stock transaction whereby Parker would acquire all outstanding stock of Commercial Intertech Corp. for $20.00 per share. Commercial Intertech shareholders will receive Parker common stock based on an exchange ratio that will be determined by the twenty-day average of Parker's closing price as determined five days immediately preceding the closing date of the merger. Alternatively, shareholders may elect to receive $20.00 per share in cash, subject to a maximum of 49 percent of the value of the total shares acquired by Parker. The transaction will be accounted for by the purchase method of accounting for business combinations and is expected to be tax-deferred for that portion of the purchase price received in Parker common stock. The merger, which is anticipated to close in April 2000, is subject to approval of the shareholders of Commercial Intertech Corp.; regulatory approvals in the United States, Europe and other countries; and other closing conditions. Pursuant to the proposed merger, the independent trustee of the Commercial Intertech Employee Stock Ownership Trust elected to convert the ESOP
Convertible Preferred Stock Series B into common shares of Commercial Intertech Corp. on February 17, 2000.

RESULTS OF OPERATIONS

First Quarter 2000 Compared With First Quarter 1999
---------------------------------------------------

Consolidated Results

        Fiscal 2000 first quarter sales of $120,337,000 were slightly higher than sales for the same quarter last year. Net income for the current quarter totaled $2,974,000 compared with a net loss of $712,000 in the prior year quarter. Results for the first quarter of 2000 include an after-tax gain on the sale of property in the United States of $0.02 per diluted share and $0.04 per diluted share in after-tax charges for unusual charges associated with the Company's announcement of a proposed merger with Parker as well as costs incurred in the implementation of major initiatives to improve long-term profit prospects for hydraulic business in the United Kingdom and Europe. Net income for the first quarter of the prior fiscal year includes recognition of after-tax nonrecurring costs totaling $3,297,000 resulting from a number of initiatives to reorganize certain areas of the business and reduce operating costs. Excluding these nonrecurring charges and unusual items, net income would have been $2,585,000 in 1999 and $3,341,000 in 2000.

        Net sales recorded by domestic operations totaled $75,199,000 during the current quarter which were $7,845,000 or 12 percent higher than net sales of the first quarter of the prior fiscal year. The domestic operations of the Commercial Hydraulics segment recorded net sales which were 17 percent greater than the first quarter of last year. Sales of the domestic Metal Forming segment were nine percent less than the same quarter last year.

        Net sales of foreign operations totaled $45,138,000 which were $2,778,000 or five percent lower than the first quarter of last year adjusted for changes in currency exchange rates. The foreign operations of the Commercial Hydraulics segment reported shipments which were seven percent lower than the first quarter of last year adjusted for the effects of currency exchange differences. Sales of the Company's Building Systems segment located in Europe were four percent lower on a parity-adjusted basis.

        Consolidated gross profit of $27,817,000 was $825,000 or three percent lower than the first quarter of fiscal 1999. Gross profit margins for the current quarter declined compared with the first quarter of fiscal 1999 primarily reflecting the negative impact of reduced shipments by the Building Systems segment due to severe winter weather in Western Europe and Russia which more than offset margin improvements attained by the domestic operations.

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

        Operating income of $5,863,000 in the current quarter was $1,053,000 lower than the same quarter last year excluding nonrecurring costs which primarily reflects the reduced profitability of the Building Systems segment. Operating income of the Commercial Hydraulics segment of $4,153,000 was 28 percent higher than the same quarter last year. The Building Systems segment reported an operating loss of $232,000 during the current quarter. The Metal Forming segment recorded operating income of $1,942,000 which was moderately lower than operating income of the first quarter of last year.

        The Company's operations are principally organized into three business segments. A discussion of the results of operations for each segment is indicated below.

- Commercial Hydraulics
                                                     Three Months Ended
                                                         January 31,
                                                  -------------------------
                                                    2000               1999
                                                  --------          -------
                                                         (in thousands)

 Net sales ......................................$    85,371      $   79,927
 Operating income................................      4,153           3,249
      Percent to sales...........................        4.9%            4.1%

        The Commercial Hydraulics segment accounted for 71 percent of the Company's total sales and total operating income during the current quarter. Revenues in this segment were $85,371,000 in the current quarter which is $5,444,000 more than segment revenues recorded in the first quarter of the prior year which reflects increased domestic customer demand in truck, refuse, material handling, turf care and recreational marine equipment markets. Excluding merger and strategic initiative expenses recorded in the first quarter of 2000 the operating margin would have been 6.1 percent. The combined German operations reported their best quarterly performance ever while results in the United Kingdom were disappointing, reflecting continued erosion in the industrial markets.

- Building Systems-
                                                       Three Months Ended
                                                          January 31,
                                                   --------------------------
                                                     2000                1999
                                                   --------            ------
                                                         (in thousands)

   Net sales ....................................  $  2,012     $   26,162
   Operating income..............................      (232)         1,599
      Percent to sales...........................      (1.1)%          6.1%

        The Building Systems segment accounted for 18 percent of the Company's total sales. Revenues in this segment were $22,012,000 which is $4,150,000 less than segment revenues of the first quarter of the prior year. An operating loss of $232,000 was incurred in the current quarter which primarily reflects the impact of severe winter weather conditions in western Europe and Russia which adversely affected shipment levels. First quarter 1999 results, which represented the highest operating income for a first quarter in ten years, also included the shipment of two large and highly profitable but non-repeating contracts.

- Metal Forming

                                                        Three Months Ended
                                                           January 31,
                                                     -----------------------
                                                        2000           1999
                                                      --------        ------
                                                          (in thousands)

      Net sales .................................... $  12,954     $   14,201
      Operating income..............................     1,942          2,068
         Percent to sales...........................      15.0%          14.6%

        Metal Forming accounted for 11 percent of the Company's sales and 33 percent of the total operating income during the current quarter. The operating margin in the current quarter of 15 percent represented one of the highest performances by a segment of the Company. The moderately lower levels of revenues and operating income versus the same period in 1999 were the result of a general downturn in customer demand from certain industries, including truck equipment and distribution center markets. Offsetting the lower demand from such segments were sales to new customers and new product introductions.

Nonoperating Income and Expense

        During the first quarter of fiscal 2000, nonoperating expenses of $1,296,000 were $1,275,000 lower than the same quarter last year. Included in the current quarter is a gain of $593,000 on the sale of property in the United States. Interest expense of $2,076,000 in the current quarter was $331,000 lower than the prior year primarily due to lower average interest rates and lower debt levels in the current quarter compared with the first quarter of fiscal 1999. Foreign currency exchange and translation losses totaled $17,000 in the first quarter of fiscal 2000 compared with a loss of $779,000 in the first quarter of the prior year. Most of the prior year losses were attributable to operations in Brazil where the local currency was severely devalued during the period.

        The Company utilizes foreign currency forward contracts primarily to hedge the principal and interest due on loans which are periodically made with foreign subsidiaries. Deferred gains and losses from such hedging activities were negligible at the end of the current quarter.

Taxes

        The Company's effective income tax rate amounted to tax expense of 34.9 percent during the first quarter of fiscal 2000 and a tax benefit of 32.0 percent during the first quarter of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

        The Company expects that sufficient financial resources, generated from both internal and external sources, will be available during the upcoming year to meet operating needs, to meet scheduled debt repayments, to fund capital expenditure programs and to fund the repurchase of up to 1,000,000 of its common stock if such repurchase occurs. Cash and cash equivalents declined by $5,058,000 during the first three months of fiscal 2000 and totaled $21,988,000 at period end. Cash provided by operating activities during the current period was $2,331,000 compared with cash used by operating activities of $861,000 in the same period last year.

        Cash used in investing activities was $2,945,000 in the first three months of fiscal 2000 compared with $10,207,000 used in the first three months of last year. Capital expenditures of $4,441,000 in the current period were $5,766,000 less than capital expenditures for the same period last year.

        Cash used by financing activities was $2,419,000 during the current period compared with $6,227,000 during the prior year period. During the current period net long-term debt totaling $876,000 was incurred and net short-term debt under bank loan agreements of $1,347,000 was repaid.

        On February 10, 1999, the Company reported that the Board of Directors had authorized the repurchase of up to 1,000,000 shares of Commercial Intertech common stock to be used for employee benefit plans and other corporate purposes. Purchases will be made from time to time in the open market or in private transactions at prevailing prices. No time limit was placed on the duration of the repurchase program. The timing and extent of any purchases will depend upon market conditions and other Company considerations and will be funded by internally generated cash or through utilization of available credit. As of February 25, 2000, the Company has not repurchased any of its common shares under this program.

MARKET RISK

        Information regarding market risk of the Company as of October 31, 1999 is presented under the caption "Market Risk" which is included in Item 7 of the Company's annual report on Form 10-K for the year ended October 31, 1999. There have been no material changes in the Company's exposure to market risk during the three months ended January 31, 2000 as described therein.

BUSINESS OUTLOOK

        Worldwide customer bookings were $151,392,000 during the current quarter. Incoming customer orders for the Commercial Hydraulics segment totaled $95,911,000 and were 19 percent greater than the first quarter of the prior fiscal year on a currency adjusted basis. Incoming Commercial Hydraulics segment orders in the U.S. for the current quarter exceeded the level of the comparable period last year by 23 percent. The Building Systems segment logged customer orders of $41,768,000 in the current quarter which was 64 percent greater than the corresponding period of 1999 on a currency adjusted basis. Bookings of $13,713,000 for the Metal Forming segment were seven percent higher than the bookings of the first quarter of the prior year.

        The worldwide backlog of unshipped orders amount to $177,592,000 at January 31, 2000. The amount of unshipped orders is 19 percent higher than the balance at the end of fiscal 1999 adjusted for foreign currency exchange rate differences. At January 31, 2000, the worldwide backlog was $116,067,000, $53,410,000 and $8,115,000 for the Commercial Hydraulics, Building Systems and Metal Forming segments, respectively.

        Current business conditions suggest the potential for growth in revenues and income in fiscal 2000 for the Commercial Hydraulics and the Building Systems segments. Orders for both businesses have been particularly strong with high levels of demand from our domestic hydraulics customers in the truck, construction, refuse and marine equipment industries. Bookings in the Buildings Systems segment are extremely strong and, because of the added capacity available at the new Czech Republic facility, we expect continuing improvements in shipments and profits as the year unfolds. The fundamentals suggest that Commercial Intertech is positioned for strong earnings potential in 2000.

        Certain of the Company's overseas hydraulics operations in Germany and the United Kingdom have performed far below acceptable levels in recent years and strategic initiatives are being developed to deal aggressively with this issue in fiscal 2000. Details of such initiatives have yet to be finalized. However, actions associated with this effort, if approved, are expected to result in significant cash and noncash charges in fiscal 2000 for employee separations; relocation and consolidation of certain manufacturing operations and administrative functions; project management expenses; employee recruitment and training; product rationalization; the writeoff of certain assets made redundant by the consolidation; lost operating efficiency during the transition period; and other related costs and liabilities. Additional production equipment will also be acquired and installed to support this effort. Benefits resulting from implementation of the program are expected to be realized in periods subsequent to fiscal 2000 and are expected to include increased manufacturing efficiency, improved product quality, and lower operating costs. It is anticipated that cash required to carry out this initiative will be available in sufficient quantity from internal sources and existing credit facilities.

FORWARD-LOOKING INFORMATION

        Forward-looking statements contained in this Form 10-Q government filing are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Commercial Intertech Corp. has tried, wherever possible, to identify these "forward looking" statements by using such words as "anticipate," "believe," "estimate," "suggest," "expect" and similar expressions. The Company cautions that a number of important factors could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These important factors include, without limitation, demand for the Company's products; competition by rival developers of hydraulic systems and building systems and metal products; changes in technology; customer preferences; growth in the hydraulic systems and building systems and metal products industries; and general economic and business conditions. These important factors and other factors which could affect the Company's results are detailed in the Company's filings with the Securities and Exchange Commission and are included herein by reference. The Company assumes no obligation to update the information in this filing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Information regarding market risk of the Registrant is presented under the caption "Market Risk" which is included in Item 2 of this report and is incorporated herein by reference.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities

        The information with regard to the Shareholder Rights Plan which was approved by the Company's Board of Directors on November 17, 1999 is incorporated herein by reference to Note L to the consolidated financial statements which is included in Part II, Item 8 of the Company's annual report on Form 10-K for the year ended October 31, 1999.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 11     -      Statement re: Computation of Per Share Earnings
                                is inapplicable and has been omitted. The information with respect to the computation of both basic and diluted earnings per share is presented in Note E to the financial statements included in Part I, Item 1.

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


                                              COMMERCIAL INTERTECH CORP.



Date         February 25, 2000               By    /s/ Steven J. Hewitt
      ----------------------------              ------------------------
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